Form 10QSB
period 1996-03-28
BARBERS HAIRSTYLING FOR MEN & WOMEN INC
filed 1996-05-10
CIK 926202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 28, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____.

                         COMMISSION FILE NUMBER: 0-24466
                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
             (Exact name of registrant as specified in its charter)

         Minnesota                                          41-0945858
(State or other Jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                           300 Industrial Boulevard NE
                              Minneapolis, MN 55413
                    (Address of principal executive offices)

                                 (612) 331-8500
              (Registrant's telephone number, including area code)

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes _X_  No ___

         On May 9, 1996, the registrant had 1,706,123 outstanding shares of common stock, $. 10 par value.




                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Statements of Earnings for the Quarter Ended March 28, 1996 and March 30, 1995

         Condensed Consolidated Statements of Financial Position at March 28, 1996 and September 28, 1995

         Condensed Consolidated Statements of Cash Flows for the
         Quarter Ended March 28, 1996 and March 30, 1995

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 4. Submission of Matters to Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Exhibit 11        Statement re: computation of earnings per share
Exhibit 10.16b    Amendments to Term Loan and Credit Agreement between
                  The Barbers Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A.
Exhibit 27        Financial Data Schedule - For SEC use only




                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              SECOND QUARTER F1996
                                   (UNAUDITED)

                                                  Three Months Ended             Six Months Ended
                                               March 28,      March 30,      March 28,      March 30,
                                                 1996           1995           1996           1995
                                              -----------    -----------    -----------    -----------
REVENUES
      Franchise Royalties                     $ 1,476,624    $ 1,316,463    $ 2,893,458    $ 2,584,636
      Franchise Fees                              217,000        224,350        610,050        380,750
      Company-Owned Salons                        563,705        300,343      1,084,316        563,707
      Beauty Products & Equipment               2,034,407      1,912,616      4,063,078      3,596,211
      Other                                        72,112         38,426        200,548         74,069
                                              -----------    -----------    -----------    -----------
      Total Revenues                            4,363,848      3,792,198      8,851,450      7,199,373

COSTS & EXPENSES
      Franchise Operations
        Salaries & Benefits                       449,376        393,325        906,517        737,441
        General & Administrative                  225,299        202,361        525,312        374,605
                                              -----------    -----------    -----------    -----------
      Total                                       674,675        595,686      1,431,829      1,112,046
                                              -----------    -----------    -----------    -----------

      Company-Owned Salons
        Salaries & Benefits                       337,379        183,956        638,764        304,684
        General & Administrative                  190,136        102,390        349,102        194,054
        Cost of Products & Services                80,403         56,533        166,290        119,024
                                              -----------    -----------    -----------    -----------
      Total                                       607,918        342,879      1,154,156        617,762
                                              -----------    -----------    -----------    -----------

      Distribution & General Administration
        Salaries & Benefits                       620,724        593,114      1,256,425      1,143,510
        General & Administrative                  481,390        498,710      1,122,140      1,019,942
        Cost of Products & Equipment            1,597,410      1,487,527      3,210,326      2,804,948
                                              -----------    -----------    -----------    -----------
      Total                                     2,699,524      2,579,351      5,588,891      4,968,400
                                              -----------    -----------    -----------    -----------


OPERATING INCOME                                  381,731        274,282        676,574        501,165

OTHER INCOME (EXPENSE)
      Interest Income                              29,580         26,299         60,175         56,998
      Interest Expense                             (6,691)        (5,581)       (12,562)       (21,152)
      Net Gain on Disposal of Assets                   75          9,069         31,092          9,087
                                              -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                        404,695        304,069        755,279        546,098

INCOME TAX EXPENSE                                170,000        123,000        317,000        223,000
                                              -----------    -----------    -----------    -----------

NET INCOME                                    $   234,695    $   181,069    $   438,279    $   323,098
                                              ===========    ===========    ===========    ===========

NET INCOME PER SHARE                          $      0.13    $      0.10    $      0.24    $      0.19
                                              ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING               1,820,442      1,746,071      1,816,553      1,741,821
                                              ===========    ===========    ===========    ===========


See notes to condensed consolidated financial statements.


                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                            March 28,  September 28,
                                                              1996         1995
                                                           ----------   ----------
ASSETS                                                    (Unaudited)    (Note 1)
Current assets:
     Cash                                                  $  789,564   $2,121,310
     Trade receivable, less allowance for doubtful
       accounts of $285,000 in March 1996 and
       $210,000 in September 1995                           2,448,898    1,483,065
     Notes receivable                                         138,612      113,699
     Inventories held for resale                            1,244,582    1,052,984
     Prepaid expenses                                         120,694       36,837
     Deferred income taxes                                    235,000      194,000
                                                           ----------   ----------
Total current assets                                        4,977,350    5,001,895

Notes receivable, less current portion and allowance for
       doubtful notes of $55,000 in March 1996 and
       $35,000 in September 1995                              553,501      481,583
Property, equipment and leasehold impovements, at cost:
    Equipment                                               1,863,954    1,602,181
    Leasehold improvements                                    867,796      903,822
                                                           ----------   ----------
                                                            2,731,750    2,506,003
    Less accumulated depreciation                           1,829,768    1,764,896
                                                           ----------   ----------
Net property, equipment and leasehold improvements            901,982      741,107

Investment in franchise contracts, less accumulated
       amortization of $189,050 in March 1996 and
       $159,038 in September 1995                             753,852      753,688
Deferred income taxes                                         335,000      316,000
Other assets                                                  181,838      287,454
                                                           ----------   ----------

Total assets                                               $7,703,523   $7,581,727
                                                           ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt and capital
        lease obligations                                  $   89,795   $   96,965
     Accounts payable                                         952,999      838,109
     Deferred franchise fees                                  126,166      212,977
     Committed advertising                                    421,615      751,795
     Accrued compensation and related payroll taxes           454,776      635,323
     Other accrued expenses                                   338,564      185,456
     Income taxes payable                                      39,731       42,836
                                                           ----------   ----------
Total current liabilities                                   2,423,646    2,763,461

Long term debt and capital lease obligations                   98,217      142,924
Deferred franchise fees                                       277,500      269,000
Deferred compensation                                         166,411      119,022

Shareholders' equity:
     Common stock                                             169,419      169,257
     Additional paid in capital                               373,478      361,490
     Retained earnings                                      4,194,852    3,756,573
                                                           ----------   ----------
Total shareholder's equity                                  4,737,749    4,287,320
                                                           ----------   ----------

Total liabilities and shareholders' equity                 $7,703,523   $7,581,727
                                                           ==========   ==========


Note 1: The balance sheet at September 28, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain 1995 items have been reclassified to conform with the 1996 presentation.

See notes to condensed consolidated financial statements.


                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Six Months Ended
                                                              March 28,      March 30,
                                                                1996           1995
                                                             -----------    -----------
OPERATING ACTIVITIES
Net income                                                   $   438,279    $   323,098
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                               169,158        163,928
     Provision for losses on accounts and notes receivable       141,217         48,644
     Gain on sales of property and equipment                     (31,092)          (365)
     Deferred income taxes                                       (60,000)        50,000
     Stock compensation                                           12,150          9,135
     Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts and notes receivable                        (1,108,881)      (351,818)
         Inventories held for resale                            (191,598)      (118,664)
         Prepaid expenses                                        (83,857)       (72,970)
         Other assets                                              9,591         11,796
      (Decrease) increase in:
         Payables and accrued expenses                          (195,340)        23,213
         Deferred franchise fees                                 (78,311)       (23,841)
         Income taxes payable                                     (3,105)      (190,259)
                                                             -----------    -----------
Net cash provided by (used in) operating activities             (981,789)      (128,103)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                      35,880          1,445
Capital expenditures                                            (303,783)      (168,587)
Investment in franchise contracts                                (30,177)       (35,398)
Payments received on notes receivable from related parties          --          122,858
                                                             -----------    -----------
Net cash used in investing activities                           (298,080)       (79,682)

FINANCING ACTIVITIES
Principle payments on long-term debt                             (37,500)      (434,824)
Principle payments on capital lease obligations                  (14,377)       (55,772)
Net sale (purchase) of Company stock                                --           12,340
                                                             -----------    -----------
Net cash used in financing activities                            (51,877)      (478,256)
                                                             -----------    -----------

Net decrease in cash and cash equivalents                     (1,331,746)      (686,041)

Cash and cash equivalents at beginning of period               2,121,310      1,673,980
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $   789,564    $   987,939
                                                             ===========    ===========


CASH PAID DURING PERIOD FOR:
     Interest                                                $    12,562    $    21,152
     Taxes                                                   $   380,105    $   363,259


See notes to condensed consolidated financial statements.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of results have been included. Operating results for the three months ended March 28, 1996, are not necessarily indicative of the results that may be expected for the year ended September 26, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended September 28, 1995.




                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is in the business of franchising two different hair care salon concepts that provide hair care products for men, women, and children. Most franchises do business under the names "Cost Cutters Family Hair Care(R)" ("Cost Cutters") and "City Looks Salons International(R)" ("City Looks"). The Company also has a limited number of franchises operating under the names "The Barbers, Hairstyling for Men & Women(R)", "Family Haircut Stores" and "The Hair Performers". The Company currently sells only franchises in Cost Cutters and City Looks.

         The Company had 738 franchised and company-owned salons in operation as of March 28, 1996, compared to 671 at March 30, 1995. The Company primarily earns revenue through its franchise operations from initial franchise fees, franchise royalties, and sales of beauty products and equipment to the franchisees.

         The Company operates on a 52/53 week year basis. The fiscal years 1996 and 1995 include 52 weeks of operations.

RESULTS OF OPERATIONS

REVENUES: The Company's total revenues were $4,363,848 for the second quarter of fiscal 1996 and $8,851,450 for the first six months of fiscal 1996, an increase of 15.1% and 22.9% respectively over the comparable periods of the previous year. Franchise royalties totaled $1,476,624 for the second quarter of fiscal 1996 which is an increase of 12.2% over the second quarter of the previous year. Franchise royalties for the first six months increased 11.9% to $2,893,458 versus the comparable period of the previous year. The increase in franchise royalties was due to an increase in average per store sales by franchised salons as well as an increase in the number of salons in operation in the first six months of fiscal 1996 as compared to the same period of fiscal 1995. Franchise fee revenue (initial franchise fees) was $217,000 during the second quarter of fiscal 1996, a decrease of 3.3% versus the second quarter of fiscal 1996. Excluding salon relocations, the company opened 20 franchised salons and six company-owned salons in the second quarter of fiscal 1996 compared to 23 franchised salons and two company-owned salons during the second quarter of the previous year. Year to date the franchise fee revenue has increased $229,300 or 60.2% over the prior year comparable period to $610,050. This represents openings of 53 franchised locations and six company-owned salons versus 38 franchised locations and two company-owned salons for the first six months of the previous year. Revenue from company-owned salons was $563,705 for the second quarter and $1,084,316 for the first six months of fiscal 1996, an increase of 87.7% and 92.4% respectively over the comparable periods of the previous year. The increase in revenue from company-owned salons is due primarily to the addition of new company-owned salons. Beauty product and equipment sales for the second quarter of fiscal 1996 were $2,034,407, an increase of $121,791 or 6.4% over the second quarter of the previous year. Year to date revenue from beauty products and equipment was $4,063,078, an increase of 13.0% over the first six months of the previous year. The increase in beauty product and equipment sales was attributable to the success of the Company's product marketing programs and an increase in the number of salons.

COSTS & EXPENSES - FRANCHISE OPERATIONS: Total franchise operations expenses were $674,675 for the second quarter and $1,431,829 for the first six months of fiscal 1996. This was an increase of 13.3% and 28.8% respectively over the comparable periods of fiscal 1995. The operating expenses of the first quarter of fiscal 1996 include the travel and meeting costs for a franchisee convention which was not held the previous year. In addition, there were increases in sales commissions on new salon openings, growth in the field staff to service new salons, and general salary increases averaging about 4.0%.

COSTS & EXPENSES - COMPANY-OWNED SALONS: The Company presently owns and operates 15 salons: 14 operate as Cost Cutters salons and one operates as a City Looks. During the first six months of fiscal 1996, the Company sold one salon that had operated under the name The Barbers, Hairstyling for Men & Women. Seven of the Cost Cutters salons were opened in the later half of fiscal 1995; six of the Cost Cutters salons were opened in the first half of fiscal 1996 All of these new salons operate inside Wal-Mart Supercenters. Second quarter operating costs for the company-owned salons were $607,918 as compared to $342,879 for the second quarter of the previous year, an increase of 77.3%. Year to date operating costs were $1,154,156 versus $617,762 for the comparable period of the previous year. The increase was primarily due to the addition of the new Cost Cutters salons.

COSTS & EXPENSES - DISTRIBUTION AND GENERAL ADMINISTRATION: Total operating expenses for distribution and general administration for the second quarter of fiscal 1996 were $2,699,524 which is an increase of $120,173 or 4.7% over the second quarter of the prior year. Expenses for the first half of fiscal 1996 were $5,588,891 as compared to $4,968,400 in fiscal 1995, an increase of 12.5%. Most of this increase was due to increased cost of products and equipment sold, which corresponds to the increase in sales of products and equipment. The second quarter cost of products and equipment sold was $1,597,410 versus a prior year cost of $1,487,527, an increase of 7.4%. Year to date costs of products and equipment were $3,210,326 versus $2,804,948 the previous year, an increase of 14.5%. Margins on the sale of products and equipment were 21.5% and 21.0% for the second quarter and first six months respectively. This compares with 22.2% and 22.0% for the same periods of the previous year. The decline in margins is primarily to due to changes in product mix. Salaries and benefits were $620,724 and $1,256,425 for the second quarter and first six months of fiscal 1996. This compares with $593,114 and $1,143,510 for the comparable periods of the previous year and represents an increase of 4.7% and 9.9% respectively. The increase was due to increases in staff size, increases in the employee incentive plan as a result of increased profits, as well as an average increase in salaries of 4.0%. General and administrative expenses for the second quarter decreased 3.5% to $481,390. Year to date general and administrative expenses increased by $102,198 or 10.0% over the previous year to $1,122,140.

OPERATING INCOME: Operating income was $381,731 for the second quarter and $676,574 for the first six months of fiscal 1996. This compares to $274,282 and $501,165 for the comparable periods of the prior year, an increase of 39.2% and 35.0% respectively. Operating income as a percent of revenue was 8.7% for the second quarter and 7.6% for the first six months of fiscal 1996. This compares to 7.2% and 7.0% for the comparable periods of the previous fiscal year.

INTEREST INCOME AND EXPENSE: Interest income was $29,580 for the second quarter and $60,175 for the first six months of fiscal 1996, an increase versus the previous year of 12.5% and 5.6% respectively. Interest expense was $6,691 for the second quarter and $12,562 for the first six months of fiscal 1996. This compares to $5,581 and $21,152 for the comparable periods of fiscal 1995. This decrease in interest expense was due to decreases in long term debt and lower interest rates on term loans.

NET GAIN ON DISPOSAL OF ASSETS: During the first quarter of fiscal 1996, the Company sold one company-owned salon, one rental property, and miscellaneous assets. The Company recorded a net gain on disposal of these assets of $31,017. Gains during the second quarter as well as the comparable periods of the previous year were minimal.

INCOME TAXES: The Company's effective tax rate for the second quarter and first half of fiscal 1996 was 42.0% versus a rate of 40.5% for the second quarter and 40.8% for the first six months of fiscal 1995. The increase was largely attributable to increases in state and local taxes. The Company anticipates that the rate for the balance of fiscal 1996 will be approximately 42%.

NET INCOME: The Company's net income for the second quarter of 1996 was $234,695 or $.13 per share. This was an increase of $53,626 or 29.6% over the second quarter of fiscal 1995 net income and an increase of $.03 per share. Net income for the first six months of fiscal 1996 was up 35.6% to $438,279. Earnings per share for the first six months were $.24 per share as compared to $.19 for the previous year.

LIQUIDITY AND CAPITAL RESOURCES: The Company has generally been able to produce sufficient cash from operations to support expansion of its business, and expects to continue to do the same in fiscal 1996. The Company expects capital expenditures during fiscal 1996 to be approximately $500,000, primarily due to the addition of several new company-owned salons and routine replacement of office equipment.

The Company currently has a line of credit in the amount of $1,000,000 which carries an interest rate of .50% over the bank's prime rate which expires April 30, 1997. In addition, the Company also has a term loan with this same lender. The interest rate on this loan is .75% over the bank's prime rate. The balance on the loan as of the end of the second quarter of fiscal 1996 was $168,750. All other long term debt represents capital leases.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 28, 1996, the Company was not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect upon its business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On December 29, 1995, proxy statements were mailed to the holders of record of 1,694,193 shares of common stock to solicit proxies in connection with the Annual Meeting of Shareholders on January 30, 1996. Two proposals were submitted to a vote of shareholders, as follows:

(a) Election of Directors - the following Directors were nominated for re-election for terms of one year: Florence F. Francis, Frederick A. Huggins, Marcia J. Bystrom, David E. Emerson, Susan F. Goldstein, Richard H. King, and James L. Reissner. All directors were re-elected. 1,544,597 shares voted yes, 0 shares voted no, and 262 shares were withheld for directors Francis, Huggins, Bystrom, Emerson, King, and Reissner. 1,541,597 shares voted yes, 3000 shares voted no, and 262 shares were withheld for Susan Goldstein.

(b) Ratification and Appointment of Independent Auditors - Ernst & Young LLP were auditors for the fiscal year ended September 28, 1995. The Company has appointed Ernst & Young LLP as auditors for the year ending September 26, 1996. The appointment of Ernst & Young as auditors for fiscal 1996 was ratified by a vote of shareholders with 1,535,645 shares voting yes, 0 shares voting no, and 9,214 shares abstaining.

ITEM 5. OTHER INFORMATION

On March 14, 1996, the Board of Directors of The Barbers, Hairstyling for Men & Women, Inc. announced a one time stock bonus to all employees. Under this bonus program, 193 employees were each issued ten shares of stock. Effective May 1, 1996, a total of 1,930 shares were issued to employees.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

Exhibit
 Number                      Description
 ------                      -----------
  11           Statement re: computation of earnings per share
  10.16b       Amendments to Term Loan and Credit Agreement between
               The Barbers Hairstyling for Men & Women, Inc. and
               Norwest Bank Minnesota, N.A.
  27           Financial Data Schedule - For SEC use only

(b) The Company did not file any reports on Form 8-K during the three months ended March 28, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                                  (Registrant)

Date:  May 10, 1996                         By:  /s/ J. Brent Hanson
                                                 J. Brent Hanson
                                                 Vice President


                                            By:  /s/ J. Brent Hanson
                                                 J. Brent Hanson
                                                 Chief Financial Officer