Form 10QSB
period 1996-06-27
BARBERS HAIRSTYLING FOR MEN & WOMEN INC
filed 1996-08-09
CIK 926202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 27, 1996

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

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes _X_ No__

         On August 8, 1996, the registrant had 1,711,383 outstanding shares of common stock, $. 10 par value.



                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Statements of Earnings for the Quarter Ended June 27, 1996 and June 29, 1995

         Condensed Consolidated Statements of Financial Position at June 27, 1996 and September 28, 1995

         Condensed Consolidated Statements of Cash Flows for the
         Quarter Ended June 27, 1996 and June 29, 1995

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Exhibit 11        Statement re: computation of earnings per share
Exhibit 27        Financial Data Schedule - For SEC use only


                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              Third Quarter F1996
                                  (UNAUDITED)

                                                                  Three Months Ended                Nine Months Ended
                                                               June 27,        June 29,        June 27,        June 29,
                                                                 1996            1995            1996           1995
                                                            ------------    ------------    ------------    ------------
REVENUES
   Franchise Royalties                                      $  1,588,490    $  1,467,498    $  4,481,948    $  4,052,134
   Franchise Fees                                                309,299         153,800         919,349         534,550
   Company-Owned Salons                                          850,453         374,803       1,934,769         938,509
   Beauty Products & Equipment                                 2,051,056       1,769,329       6,114,134       5,365,540
   Other                                                         113,319          59,879         313,867         133,949
                                                            ------------    ------------    ------------    ------------
   Total Revenues                                              4,912,617       3,825,309      13,764,067      11,024,682

COSTS & EXPENSES
   Franchise Operations
     Salaries & Benefits                                         456,051         373,317       1,362,568       1,110,757
     General & Administrative                                    243,220         222,861         768,532         597,468
                                                            ------------    ------------    ------------    ------------
   Total                                                         699,271         596,178       2,131,100       1,708,225
                                                            ------------    ------------    ------------    ------------

   Company-Owned Salons
     Salaries & Benefits                                         510,638         210,808       1,149,402         515,493
     General & Administrative                                    260,547         113,901         609,649         307,955
     Cost of Products & Services                                 132,097          63,628         298,387         182,651
                                                            ------------    ------------    ------------    ------------
   Total                                                         903,282         388,337       2,057,438       1,006,099
                                                            ------------    ------------    ------------    ------------

   Distribution & General Administration
     Salaries & Benefits                                         674,939         604,835       1,931,364       1,748,346
     General & Administrative                                    574,988         473,085       1,697,128       1,493,026
     Cost of Products & Equipment                              1,582,130       1,354,878       4,792,456       4,159,826
                                                            ------------    ------------    ------------    ------------
   Total                                                       2,832,057       2,432,798       8,420,948       7,401,198
                                                            ------------    ------------    ------------    ------------


OPERATING INCOME                                                 478,007         407,996       1,154,581         909,160

OTHER INCOME (EXPENSE)
   Interest Income                                                30,362          21,482          90,537          78,480
   Interest Expense                                              (15,903)         (9,155)        (28,465)        (30,307)
   Net Gain on Disposal of Assets                                   --             2,165          31,092          11,253
                                                            ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                       492,466         422,488       1,247,745         968,586

INCOME TAX EXPENSE                                               207,000         174,000         524,000         397,000
                                                            ------------    ------------    ------------    ------------

NET INCOME                                                  $    285,466    $    248,488    $    723,745    $    571,586
                                                            ============    ============    ============    ============

NET INCOME PER SHARE                                        $       0.16    $       0.14    $       0.40    $       0.33
                                                            ============    ============    ============    ============

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                              1,839,056       1,764,494       1,823,638       1,750,785
                                                            ============    ============    ============    ============




See notes to condensed consolidated financial statements


                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                            June 27,   September 28,
                                                              1996         1995
                                                           ----------   ----------
ASSETS                                                    (Unaudited)     (Note 1)
Current assets:
     Cash                                                  $1,463,903   $2,121,310
     Trade receivable, less allowance for doubtful
       accounts of $345,000 in June 1996 and
       $210,000 in September 1995                           2,236,449    1,483,065
     Notes receivable                                         149,951      113,699
     Inventories held for resale                            1,417,340    1,052,984
     Prepaid expenses                                          98,248       36,837
     Deferred income taxes                                    235,000      194,000
                                                           ----------   ----------
Total current assets                                        5,600,891    5,001,895

Notes receivable, less current portion and allowance for
       doubtful notes of $55,000 in June 1996 and
       $35,000 in September 1995                              778,788      481,583
Property, equipment and leasehold impovements, at cost:
    Equipment                                               2,014,853    1,602,181
    Leasehold improvements                                    867,796      903,822
                                                           ----------   ----------
                                                            2,882,649    2,506,003
    Less accumulated depreciation                           1,909,522    1,764,896
                                                           ----------   ----------
Net property, equipment and leasehold improvements            973,127      741,107

Investment in franchise contracts, less accumulated
       amortization of $204,271 in June 1996 and
       $159,038 in September 1995                             738,631      753,688
Deferred income taxes                                         335,000      316,000
Other assets                                                  212,705      287,454
                                                           ----------   ----------

Total assets                                               $8,639,142   $7,581,727
                                                           ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes Payable                                         $  500,000   $       --
     Current maturities of long-term debt and capital
        lease obligations                                      90,129       96,965
     Accounts payable                                         785,826      838,109
     Deferred franchise fees                                  124,250      212,977
     Committed advertising                                    493,564      751,795
     Accrued compensation and related payroll taxes           641,327      635,323
     Other accrued expenses                                   324,655      185,456
     Income taxes payable                                      28,211       42,836
                                                           ----------   ----------
Total current liabilities                                   2,987,962    2,763,461

Long term debt and capital lease obligations                   75,000      142,924
Deferred franchise fees                                       277,500      269,000
Deferred compensation                                         191,967      119,022

Shareholders' equity:
     Common stock                                             171,138      169,257
     Additional paid in capital                               455,257      361,490
     Retained earnings                                      4,480,318    3,756,573
                                                           ----------   ----------
Total shareholder's equity                                  5,106,713    4,287,320
                                                           ----------   ----------

Total liabilities and shareholders' equity                 $8,639,142   $7,581,727
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


                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Nine Months Ended
                                                                       June 27,        June 29,
                                                                         1996           1995
                                                                     -----------    -----------
OPERATING ACTIVITIES
Net income                                                           $   723,745    $   571,586
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                       267,500        257,587
     Provision for losses on accounts and notes receivable               204,646        110,000
     Gain on sales of property and equipment                             (31,092)          (916)
     Deferred income taxes                                               (60,000)        50,000
     Stock compensation and exercise of options                           56,198          9,135
     Stock awarded to Franchisees under the Designer Salon Program        39,450         28,121
     Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts and notes receivable                                (1,196,487)      (650,151)
         Inventories held for resale                                    (364,356)      (260,993)
         Prepaid expenses                                                (61,411)       (79,756)
         Other assets                                                    (21,276)         8,970
      (Decrease) increase in:
         Payables and accrued expenses                                   (92,366)      (478,250)
         Deferred franchise fees                                         (80,227)        99,159
         Income taxes payable                                            (14,625)      (149,275)
                                                                     -----------    -----------
Net cash provided by (used in) operating activities                     (630,301)      (484,783)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                              35,880          4,205
Capital expenditures                                                    (458,049)      (241,053)
Investment in franchise contracts                                        (30,177)       (38,195)
Payments received on notes receivable from related parties                  --          126,373
                                                                     -----------    -----------
Net cash provided by (used in) investing activities                     (452,346)      (148,670)

FINANCING ACTIVITIES
Line of Credit                                                           500,000              0
Principle payments on long-term debt                                     (56,250)      (444,651)
Principle payments on capital lease obligations                          (18,510)       (94,222)
Net sale (purchase) of Company stock                                        --           12,339
                                                                     -----------    -----------
Net cash provided by (used in) financing activities                      425,240       (526,534)
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                    (657,407)    (1,159,987)

Cash and cash equivalents at beginning of period                       2,121,310      1,673,980
                                                                     -----------    -----------

Cash and cash equivalents at end of period                           $ 1,463,903    $   513,993
                                                                     ===========    ===========


CASH PAID DURING PERIOD FOR:
     Interest                                                        $    28,465    $    30,307
     Taxes                                                           $   598,625    $   496,275


See notes to condensed consolidated financial statements


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of results have been included. Operating results for the three months ended June 27, 1996, are not necessarily indicative of the results that may be expected for the year ended September 26, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended September 28, 1995.



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

         The Company had 768 franchised and company-owned salons in operation as of June 27, 1996, compared to 680 at June 29, 1995. The Company primarily earns revenue through its franchise operations from initial franchise fees, franchise royalties, and sales of beauty products and equipment to the franchisees.

         The Company operates on a 52/53 week year basis. The fiscal years 1996 and 1995 include 52 weeks of operations.

RESULTS OF OPERATIONS

REVENUES: The Company's total revenues were $4,912,617 for the third quarter of fiscal 1996 and $13,764,067 for the first nine months of fiscal 1996, an increase of 28.4% and 24.8% respectively over the comparable periods of the previous year. Franchise royalties totaled $1,588,490 for the third quarter of fiscal 1996 which is an increase of 8.2% over the third quarter of the previous year. Franchise royalties for the first nine months increased 10.6% to $4,481,948 versus the comparable period of the previous year. The increase in franchise royalties was due to an increase in average per store sales by franchised salons as well as an increase in the number of salons in operation in the first nine months of fiscal 1996 as compared to the same period of fiscal 1995. Franchise fee revenue (initial franchise fees) was $309,299 during the third quarter of fiscal 1996, an increase of 101.1% versus the third quarter of fiscal 1996. Excluding salon relocations, the company opened 27 franchised salons, including three in France, and three company-owned salons in the third quarter of fiscal 1996 compared to opening 15 franchised salons and one company-owned salon during the third quarter of the previous year. Year to date the franchise fee revenue has increased $384,799 or 72.0% over the prior year comparable period to $919,349. This represents openings of 78 franchised locations and eight company-owned salons versus 51 franchised locations and three company-owned salons for the first nine months of the previous year. Revenue from company-owned salons was $850,453 for the third quarter and $1,934,769 for the first nine months of fiscal 1996, an increase of 126.9% and 106.2% respectively over the comparable periods of the previous year. The increase in revenue from company-owned salons is due primarily to the addition of new company-owned salons. Beauty product and equipment sales for the third quarter of fiscal 1996 were $2,051,056, an increase of $281,727 or 15.9% over the third quarter of the previous year. Year to date revenue from beauty products and equipment was $6,114,134, an increase of 14.0% over the first nine months of the previous year. The increase in beauty product and equipment sales was attributable to the success of the Company's product marketing programs and an increase in the number of salons.

COSTS & EXPENSES - FRANCHISE OPERATIONS: Total franchise operations expenses were $699,271 for the third quarter and $2,131,100 for the first nine months of fiscal 1996. This was an increase of 17.3% and 24.8% respectively over the comparable periods of fiscal 1995. The year-to-date operating expenses include the travel and meeting costs for a franchisee convention held in the first quarter of fiscal 1996; there were no convention costs in the previous year. In addition, there were increases in sales commissions on new salon openings, growth in the field staff to service new salons, and general salary increases averaging about 4.0%.

COSTS & EXPENSES - COMPANY-OWNED SALONS: The Company presently owns and operates 18 salons: 17 operate as Cost Cutters salons and one operates as a City Looks. During the first nine months of fiscal 1996, the Company sold one salon that had operated under the name The Barbers, Hairstyling for Men & Women. Seven of the Cost Cutters salons were opened in the later half of fiscal 1995; eight of the Cost Cutters salons were opened in the first nine months of fiscal 1996, and one salon was reaquired from a franchisee during fiscal 1996. Most of these new salons operate inside Wal-Mart Supercenters. Third quarter operating costs for the company-owned salons were $903,282 as compared to $388,337 for the third quarter of the previous year, an increase of 132.6%. Year to date operating costs were $2,057,438 versus $1,006,099 for the comparable period of the previous year. The increase was primarily due to the addition of the new Cost Cutters salons.

COSTS & EXPENSES - DISTRIBUTION AND GENERAL ADMINISTRATION: Total operating expenses for distribution and general administration for the third quarter of fiscal 1996 were $2,832,057 which is an increase of $399,259 or 16.4% over the third quarter of the prior year. Expenses for the first nine months of fiscal 1996 were $8,420,948 as compared to $7,401,198 in fiscal 1995, an increase of 13.8%. Most of this increase was due to increased cost of products and equipment sold, which corresponds to the increase in sales of products and equipment. The third quarter cost of products and equipment sold was $1,582,130 versus a prior year cost of $1,354,878, an increase of 16.8%. Year to date costs of products and equipment were $4,792,456 versus $4,159,826 the previous year, an increase of 15.2%. Margins on the sale of products and equipment were 22.9% and 21.6% for the third quarter and first nine months respectively. This compares with 23.4% and 22.5% for the same periods of the previous year. The decline in margins is primarily to due to changes in product mix. Salaries and benefits were $674,939 and $1,931,364 for the third quarter and first nine months of fiscal 1996. This compares with $604,835 and $1,748,346 for the comparable periods of the previous year and represents an increase of 11.6% and 10.5% respectively. The increase was due to increases in staff size, increases in the employee incentive plan as a result of increased profits, as well as an average increase in salaries of 4.0%. General and administrative expenses for the third quarter increased 21.5% to $574,988. Year to date general and administrative expenses increased by $204,102 or 13.7% over the previous year to $1,697,128.

OPERATING INCOME: Operating income was $478,007 for the third quarter and $1,154,581 for the first nine months of fiscal 1996. This compares to $407,996 and $909,160 for the comparable periods of the prior year, an increase of 17.2% and 27.0% respectively. Operating income as a percent of revenue was 9.7% for the third quarter and 8.4% for the first nine months of fiscal 1996. This compares to 10.7% and 8.2% for the comparable periods of the previous fiscal year.

INTEREST INCOME AND EXPENSE: Interest income was $30,362 for the third quarter and $90,537 for the first nine months of fiscal 1996, an increase versus the previous year of 41.3% and 15.4% respectively. Interest expense was $15,903 for the third quarter and $28,465 for the first nine months of fiscal 1996. This compares to $9,155 and $30,307 for the comparable periods of fiscal 1995.

NET GAIN ON DISPOSAL OF ASSETS: Gains on the disposal of assets during the third quarter as well as the comparable periods of the previous year were minimal. During the first quarter of fiscal 1996, the Company sold one company-owned salon, one rental property, and miscellaneous assets. The Company recorded a net gain on disposal of these assets of $31,017.

INCOME TAXES: The Company's effective tax rate for the third quarter and first nine months of fiscal 1996 was 42.0% versus a rate of 41.2% for the third quarter and 41.0% for the first nine months of fiscal 1995. The increase was largely attributable to increases in state and local taxes. The Company anticipates that the rate for the balance of fiscal 1996 will be approximately 42%.

NET INCOME: The Company's net income for the third quarter of 1996 was $285,466 or $.16 per share. This was an increase of $36,978 or 14.9% over the third quarter of fiscal 1995 net income and an increase of $.02 per share. Net income for the first nine months of fiscal 1996 was up 26.6% to $723,745. Earnings per share for the first nine months were $.40 per share as compared to $.33 for the previous year.

LIQUIDITY AND CAPITAL RESOURCES: The Company has generally been able to finance the expansion of its business from current cash on hand, cash generated from operations, and the Company's line of credit. The Company expects capital expenditures during fiscal 1996 to be approximately $500,000, primarily due to the addition of several new company-owned salons and routine replacement of office equipment.

The Company currently has a line of credit in the amount of $1,000,000 which carries an interest rate of .50% over the bank's prime rate which expires April 30, 1997. As of June 27, 1996, the Company had drawn $500,000 on this line. In addition, the Company also has a term loan with this same lender. The interest rate on this loan is .75% over the bank's prime rate. The balance on the loan as of the end of the third quarter of fiscal 1996 was $150,000. All other long term debt represents capital leases.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 27, 1996, the Company was not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect upon its business.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:
Exhibit
Number                              Description
11       Statement re: computation of earnings per share
27       Financial Data Schedule - For SEC use only

(b) The Company did not file any reports on Form 8-K during the three months ended June 27, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                                                   (Registrant)

Date:  August 8, 1996                    By:  /s/ Frederick A. Huggins
                                             -------------------------
                                         Frederick A. Huggins
                                         President


                                         By: /s/ J. Brent Hanson
                                         J. Brent Hanson
                                         Chief Financial Officer