Form 10KSB
period 1996-09-26
BARBERS HAIRSTYLING FOR MEN & WOMEN INC
filed 1996-12-26
CIK 926202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 26, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      Commission File No. 0-24466


                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
             (Exact name of registrant as specified in its charter)

         Minnesota                                               41-0945858
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                           300 INDUSTRIAL BOULEVARD NE
                          MINNEAPOLIS, MINNESOTA 55413
              (Address and zip code of principal executive offices)

                                  612-331-8500
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No ___.

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended September 26,  1996:       $18,565,751
Aggregate market value of Common Stock held by non-affiliates as of
December 20, 1996:       $6,581,978

Number of Shares of Common Stock outstanding as of the close of business
December 20, 1996:       2,571,454

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for Annual Meeting of Shareholders, January 28,  1997
         ("Proxy Statement")                                          Part III.

Transitional Small Business Disclosure Format- Yes ___    No __X__.



                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

A.    BUSINESS DEVELOPMENT

         GENERAL. The Barbers, Hairstyling for Men & Women, Inc. (the "Company") is engaged in the business of franchising two different hair care salon concepts which provide hair care services and products for men, women and children. The Company also owns and operates 22 salons in the United States. The Company implements its retail concepts through a nationwide franchise system that the Company supports with a comprehensive package of centralized services. The Company primarily earns revenue through its franchise operations from franchise initial fees, franchise royalties and sales of beauty products, salon equipment and consumer appliances.

         Although the Company currently does business under the names "Cost Cutters Family Hair Care(R)" ("Cost Cutters"), "City Looks Salons International(R)" ("City Looks"), "The Barbers(R)" ("The Barbers"), "The Barbers, Hairstyling for Men & Women(R)", "The Hair Performers(R)" and "Family Haircut Stores(R)", it sells only Cost Cutters and City Looks franchises. Each type of franchise is specifically tailored to satisfy a particular market niche. Cost Cutters franchises provide value-priced hair care services to their customers. Cost Cutters franchises target price sensitive customers. City Looks franchises provide full service, high-fashion hair care as well as various personal grooming and spa services, including facials, manicures, massages and tanning facilities to customers. City Looks franchises target customers who place a premium on full service.

         The Company's principal executive offices are located at 300 Industrial Boulevard Northeast, Minneapolis, Minnesota 55413. Its telephone number is (612) 331-8500.

         HISTORY. After the Company was incorporated under the laws of Minnesota on October 1, 1968, it quickly established a chain of company-owned, full service hairstyling businesses throughout the United States under the name "The Barbers, Hairstyling for Men". In 1970, the Company began selling franchises for the operation of hairstyling businesses doing business under the names "The Barbers" and "The Barbers, Hairstyling for Men & Women". Recognizing the need to update the market focus and decor of the salons, the Company began selling franchises for the operation of hairstyling businesses under the name "City Looks(R) By The Barbers" in 1987 and the Company began to convert the existing "The Barbers" locations to this business format. This trade name was later revised to "City Looks(R) Salons" in 1991 and to City Looks Salons International" in 1993, although some salons continue to operate under the older names.

         The Company began selling franchises for the operation of hairstyling businesses doing business under the name "Cost Cutters Family Hair Care" in 1982. In 1986, the Company decided to focus principally on doing business as a franchisor and reduced its number of company-owned stores in the United States from 69 in 1986 to 3 in 1994. Capitalizing on the opportunity of developing the Cost Cutters chain within major mass merchandisers, the Company has built 20 new company-owned stores since 1995. All but one of these new stores are located within Wal-mart Supercenters.

         The Company currently offers for sale two different franchise businesses, operates 22 company-owned salons in the United States and sells beauty products, salon equipment and consumer appliances. In addition, the Company has acquired two franchise systems which were converted into the Company's primary franchises. See "Material Acquisitions."

         MATERIAL ACQUISITIONS. The Company has made two significant acquisitions which complement its Cost Cutters and City Looks franchises.

         THE HAIR PERFORMERS. On April 1, 1992, the Company acquired the franchise contract rights of certain The Hair Performers salons in exchange for a $50,000 down payment and conditional future payments based solely on a percentage of the royalties collected by the Company during the five year contract period based on ongoing sales of the operating salons which were acquired, whether or not converted to City Looks salons. Under the terms of the purchase agreement, the Company is obligated to pay the seller 60 percent of the first $833,000 of royalties collected, 40 percent of the next $1,250,000 of royalties collected and 20 percent of royalties collected thereafter from the date of acquisition through April 1, 1997. The $50,000 down payment is credited against the amount of the conditional payments due at a rate of $10,000 per year through 1997. All payments to the seller cease as of April 1, 1997. As of September 26, 1996, the Company had paid $317,681 to the seller under this contract. As of September 26, 1996, the Company had converted 12 of The Hair Performers franchises into City Looks franchises. Three salons chose to remain operating as The Hair Performers. The Company will continue to collect royalties from these three salons pursuant to The Hair Performers royalty fee schedule.

         FAMILY HAIRCUT STORES. On June 1, 1993, the Company acquired the franchise contract rights of 22 Family Haircut Store salons in exchange for $120,000 cash and a note payable of $479,214, payable by the Company to the seller, Rancar Corporation. As of September 26, 1996, 20 Family Haircut Stores franchises had been converted into Cost Cutters franchises; one location closed and one salon chose to remain operating as a Family Haircut Store. The Company will continue to collect royalties from this salon pursuant to the Family Haircut Stores royalty fee schedule.

         RETAIL STORE OPERATIONS. The Company provides franchise services, including initial and ongoing operational training, financial analysis services, advertising and marketing services and sells beauty products, salon equipment and consumer appliances to a total of 786 salons worldwide. In the revenue figures below, "system revenue" refers to revenue received at the store level from retail sales of products and services at all locations, whether franchised or company-owned, of a particular franchise type (i.e., Cost Cutters or City Looks). Company revenue refers to all sales of products and services by the Company directly, including, but not limited to, franchise fees and royalties, beauty products and equipment as well as revenue generated by the operation of the company-owned salons. The remaining The Barbers, The Hair Performers, and the Family Haircut Stores are few in number. As a result, they are treated substantially similar to City Looks or Cost Cutters franchises. The information with respect to system revenue and royalty payments to the Company from The Barbers and The Hair Performers is combined for financial reporting purposes with that of the City Looks franchise system. The information with respect to system revenue and royalty payments to the Company from the remaining Family Haircut Store is combined for financial reporting purposes with that of the Cost Cutters franchise system.

         COST CUTTERS FAMILY HAIR CARE. Cost Cutters franchises provide value-priced hair care services for men, women and children, with each hair care service, including cutting, perming and coloring, being offered at a separate price. In addition, Cost Cutters franchises sell a complete line of hair care products, merchandise and appliances. The Company created the Cost Cutters business system to meet the demand for providing the general public with high quality, value-priced hair care services and products. At the fiscal year ended September 29, 1994, the Company had 559 franchised and company-owned Cost Cutters salons producing $109,600,000 in system revenue and $4,263,000 in royalties paid to the Company. For the fiscal year ended September 28, 1995, the Company had 626 franchised and company-owned Cost Cutters producing $122,200,000 in system revenue and $4,926,000 in royalties paid to the Company. For the fiscal year ended September 26, 1996, the Company had 713 franchised and company-owned Cost Cutters producing $138,100,000 in system revenue and $5,535,000 in royalties paid to the Company. Cost Cutters franchises operate throughout the United States.

         CITY LOOKS SALONS INTERNATIONAL. City Looks franchises provide men, women and children with high-fashion, full service hair care including, but not limited to, cutting, perming, coloring, shampooing, conditioning, hairstyling, and other hair care services. City Looks franchises also provide spa services and personal grooming services such as nail care, manicures, make-overs and sell related products. The Company developed the City Looks business system to meet the demand for providing the general public with a complete line of high-fashion hair care services and products. At fiscal year ended September 29, 1994, the Company had 82 City Looks including company-owned salons producing $20,500,000 in system revenue and $582,000 in royalties paid to the Company. For the year ended September 28, 1995, the Company had 74 City Looks including company-owned salons producing $19,900,000 in system revenue and $566,000 in royalties paid to the Company. For the year ended September 26, 1996, the Company had 73 City Looks including company-owned salons producing $18,800,000 in system revenue and $500,000 in royalties paid to the Company. City Looks, The Barbers, and The Hair Performers franchises operate primarily in the Midwest. City Looks also has 13 franchised locations in France and one franchised location in Russia.

         COMPANY-OWNED SALONS. The Company currently owns and operates 21 Cost Cutters and one City Looks. All of these salons are located in the United States. The company-owned salons produced $1,025,239 of revenue in fiscal 1994 with three salons, $1,364,164 of revenue in fiscal 1995 with ten salons, and $2,939,756 of revenue in fiscal 1996 with 22 salons. While recognizing that the Company is fundamentally a franchising company, the Company intends to selectively expand its base of company-owned salons, primarily in Wal-Mart Supercenters and product outlet locations.

         BEAUTY PRODUCT AND EQUIPMENT DISTRIBUTION. The Company distributes beauty products, salon equipment and consumer appliances primarily to its franchisees. The beauty products, which include shampoos, conditioners and finishing products, consist of private label and nationally recognized licensed brands, both of which the Company purchases from third party suppliers. The Company does not own or operate any product manufacturing or labeling operations. Private label products are available under the names of Cost Cutters Family Hair Care(R), City Looks Salons International(R) and The Barbers(R) and are designed to be sold by the franchise bearing that particular product's name. The ingredients of the Company's private label products are widely available from a number of suppliers, and thus, the Company is not dependent upon any one supplier. The licensed brands available from the Company include Paul Mitchell(R), Sebastian(R), KMS(R), Joico(R), and Hairpothics(R) by Zotos. Due to the great diversity of licensed products currently offered to franchisees through the Company, the Company is not dependent upon any one brand, and continually reviews and adds to its licensed brand product lines. The franchisees are required to maintain a minimum inventory of private label products. Although the franchisees are not required to purchase any national brand product from the Company, the franchisees may enjoy significant discounts as a result of the Company's purchasing power. The Company carries $1,000,000 of product liability insurance with an additional $20,000,000 provided as excess coverage.

         The Company has implemented the "Designer Salon Program" for both the City Looks and Cost Cutters systems. The purpose of the Designer Salon Program is to encourage franchisees to purchase beauty products through the Company. Each salon that participates in the Designer Salon Program is eligible for additional training, special merchandising kits, and product rebates. The Company also rewards franchisees for their loyalty based on each franchisee's historical purchases of beauty products from the Company in relation to the franchisees retail sales of merchandise. If the franchisee exceeds a minimum goal, the franchisee receives a rebate on purchases which is paid in shares of the Company's Common Stock based on the fair market value of the stock at the fiscal year-end. The Company issued 9,102 shares of Company stock under this program in fiscal 1995, and issued 9,123 shares in fiscal 1996. The Company will issue approximately 6,500 shares in fiscal 1997 based on the franchisees' fiscal 1996 purchases.

         The Company also sells salon equipment and consumer appliances to franchisees. Salon equipment available for purchase from the Company includes everything necessary to equip a franchise store, such as chairs, work stations, shampoo bowls, store displays and point of sale material. In addition to franchise store equipment, the Company provides consumer appliances such as blow dryers, styling combs and curling irons. The consumer appliances are sold to franchisees, who in turn sell them to their retail customers.

         Total revenue from beauty products, salon equipment and consumer appliances was $5,939,469 in fiscal 1994, $7,137,495 in fiscal 1995, and $8,018,860 in fiscal 1996.

B.    BUSINESS

         The Company is engaged in the business of franchising two different hair care salon concepts which provide hair care services and products for men, women and children. The Company also owns and operates 21 Cost Cutters Family Hair Care and one City Looks Salons International. The Company implements its retail concepts through a nationwide franchise system that the Company supports with a comprehensive package of centralized services. The Company primarily earns revenue through its franchise operations from franchise initial fees, franchise royalties and sales of beauty products, salon equipment and consumer appliances.

         Pursuant to their franchise agreement with the Company, each franchisee pays an initial fee and ongoing royalty and advertising fees to the Company. These fees vary depending upon the particular franchise and the age of the franchise agreement, but are generally as follows: initial fees for the first franchise location are currently $19,500 for both Cost Cutters and City Looks franchises; initial fees for each additional franchise location are $12,500 for both Cost Cutters and City Looks franchises; royalty fees are generally four to six percent of gross revenues for Cost Cutters franchises and are generally two to four percent of gross revenues for City Looks franchises; and advertising fees are generally four to six percent of gross revenues for Cost Cutters franchises and are generally up to three percent of gross revenues for City Looks franchises.

         FRANCHISING OVERVIEW. Franchising is a method of distributing goods and services which has experienced rapid growth in recent years. The franchisor typically develops the business concept and operations systems for the franchised business. Franchisees are granted rights to use the franchisor's service marks and must operate their businesses in accordance with the systems, specifications, standards and formats developed by the franchisor. Virtually all types of retail businesses are currently franchised, including clothing, computers and electronics, sporting goods and various specialty retail businesses.

         BUSINESS STRATEGY. The Company's business strategy is to develop value-oriented retail salon concepts based on a mix of the value-priced hair care market and the full service, high-fashion hair and body care market and to implement these concepts through a nationwide franchise system that provides comprehensive support services to its franchisees. The key elements of this strategy include:

      NICHE MARKET MERCHANDISING. The Company, promoting both Cost Cutters and City Looks franchises, reaches two distinct market niches. Cost Cutters provides its customers with high quality services at low, a la carte prices. Cost Cutters customers may choose from numerous services and select one or any combination of them. City Looks provides high-fashion, full service hair and body care and hair and body products as well as personal grooming services such as nail care, manicures, facials, massages, tanning facilities and make-overs to customers who prefer full service hair and body care.

      FRANCHISE SUPPORT. The Company provides, pursuant to each franchise agreement, initial and ongoing operational training, advertising and marketing services, and financial analysis services to all of its franchises. In addition, the Company offers a full range of franchise product services. The Company sells all salon equipment necessary to equip a franchise store as well as supplying franchise stores with retail consumer goods, such as beauty and hair care products and appliances.

      NATIONAL AND LOCAL ADVERTISING. Pursuant to the franchise agreement, each franchisee, depending upon the particular franchise and the age of the franchise agreement, pays up to four percent of their gross sales into an advertising fund managed by the Company. The Company uses a portion of the fund to provide market research, production materials, ad slicks, brochures, radio and television commercials to all franchisees. The balance of the fund is used for advertising and promotion development for franchisees. In addition, each franchisee is also required to spend one percent of its gross sales on local advertising.

      CONVENIENT LOCATIONS. The Company's franchises are typically located in grocery anchored strip shopping centers, regional malls, power shopping centers (shopping centers which include one grocery store and one major softgoods store) and inside of major mass merchandisers. This location strategy insures that each franchise will be easily accessible by a large number of potential customers.

         COMPETITION. The hair care business is highly competitive and fragmented, with limited barriers to entry. The Company's franchised and company-owned salons compete with traditional, independent hair care stores, regional and national chains, regional and national franchises and various other businesses which offer spa services similar to that of the Company's franchises. The principal bases of competition in the hair care industry are price, convenience, quality and name recognition. The Company believes that it competes favorably in these areas.

         EMPLOYEES. As of September 26, 1996, the Company employed 235 people. The Company employed 75 full-time and 1 part-time employees at its corporate headquarters and 78 full-time and 81 part-time employees at its company-owned salons. The Company considers its employee relations to be good. None of the Company's employees are covered under a collective bargaining agreement.

         GOVERNMENTAL REGULATIONS. The Company is subject to various federal, state and local laws affecting its business as well as a variety of regulatory provisions relating to zoning of store sites, sanitation, health and safety of its company-owned salons. The Company must also satisfy various federal and state franchise laws and regulations. The Company has registered its offering of franchises with the regulatory authorities of those states in which it offers franchises and in which such registration is required. Although the Company believes it is currently in material compliance with existing federal and state laws, there is a trend toward increased government regulation of franchising.

         Eighteen states and the Federal Trade Commission impose pre-sale franchise registration and/or some type of disclosure or notice of intent requirement on franchisors. In addition, a number of states and the District of Columbia have statutes which regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination among franchisees and competition with franchisees.

         Additional legislation is currently pending both at the federal and state levels which could expand pre-sale disclosure requirements, further regulate substantive aspects of the franchise relationship, and require the Company to file its franchise offering circular with additional states and the United States Department of Commerce. The Company cannot predict the effect of future franchise legislation, but does not believe that legislation currently under consideration will have a material adverse impact on its operations.

         FRANCHISE LOCATIONS AND DEVELOPMENT. As of September 26, 1996, there were 713 franchised and company-owned Cost Cutters and Family Haircut Store locations in operation and 73 franchised and company-owned City Looks, The Barbers and Hair Performers locations in operation. Franchised and company-owned salons operate in diverse locations throughout the United States; in addition, thirteen are located in France and one salon operates in Russia.

         The Company's growth strategy focuses on development from existing franchisees. All but five of the new salons opened during fiscal 1996 resulted from expansion by existing franchisees. The Company signed development agreements with four new franchisees in fiscal 1996 As of the date of this report the Company has a total of 798 salons. The Company expects to open a total of approximately 80 new locations in the United States during fiscal 1997, of which roughly 30 to 40 will be in Wal-Mart Supercenters.

         TRADEMARKS AND SERVICE MARKS. The Company holds numerous trademarks and service marks registered on the principal register of the United States Patent and Trademark Office and registered in several foreign countries. The Company believes that its trademarks and service marks have significant value and are important to the marketing of Cost Cutters and City Looks franchises. There are no agreements currently in effect which significantly limit the rights of the Company to use or license the use of its trademarks, service marks, trade names, logotypes or other commercial symbols in any manner material to the Company. The Company has expended considerable resources to insure that its franchise identity is protected.


ITEM 2.  DESCRIPTION OF PROPERTY.

         PROPERTIES. The Company does not own any real estate. The Company creates revenue from franchise related activities and does not anticipate directing its resources toward investment in real estate nor in equity interests in those entities which primarily invest in real estate.

         The Company's interest in real estate is limited to the lease of its corporate headquarters, the lease of commercial property for its company-owned salons and the lease of commercial properties subleased to franchisees.

         The Company leases from its Chairman of the Board and major shareholder, Florence F. Francis, approximately 65,400 square feet of commercial property for its corporate headquarters. The amount of rent increases each year and the Company is required to pay real estate taxes and insurance. The lease will expire on October 31, 1997. The rental payments, including real estate taxes and insurance, for the corporate headquarters were $385,000 in fiscal 1994, $399,000 in fiscal 1995, and $426,000 in fiscal 1996. The current corporate headquarters and warehouse space is sufficient to meet the Company's needs for the remaining lease period. The Company expects to renew this lease during fiscal 1997 at competitive market rates. The Company subleases 29,100 square feet of its corporate headquarters office space to a third party. As a result, the Company earned rental income of $88,000 in fiscal 1994, $84,000 in fiscal 1995, and $101,000 in fiscal 1996. The sublease expires in December 2000. See Notes 8 and 9 of the Notes to Consolidated Financial Statements, Part II,
Item 7.

         The Company leases property of approximately 21,750 square feet from a third party for use as a parking lot for its corporate headquarters. The lease will expire September 1, 2000. Rental payments were $13,800 in each of the fiscal years 1994, 1995, and 1996.

         The Company leases commercial property for its 22 company-owned stores. The Company paid $160,388 for 4,598 square feet in fiscal 1994, $210,051 for 10,473 square feet in fiscal 1995, and $396,381 for 21,344 square feet in fiscal 1996. The leases expire at various times between 1997 and 2002. Most of these leases are renewable for an additional term of five years. See Note 9 of the Notes to Consolidated Financial Statements, Part II, item 7.

         The Company also leases commercial property for 106 retail stores, which it subleases to franchisees. The Company is the primary obligor or guarantor on leases for these salons. Generally, the franchisee personally guarantees the sublease to the Company. The Company subleases the space to the franchisees with substantially the same terms as the primary lease. However on 90% of these subleases, the Company receives an upcharge from the franchisee over and above the amount of rent paid to the landlord. Most of these sublease agreements call for the Company to pay the landlord and invoice the rent to the franchisee, although in some circumstances, the franchisee may pay the landlord directly. The Company is liable for the rent payments on these locations, even if a franchisee defaults on the payment of rent. The Company incurred a loss of $24,000 in fiscal 1996 due to a default on a sublease. In 1995 and 1994, there were no defaults on the subleases. The Company expects that it will be able to renew its leases on satisfactory terms as they expire. See Note 9 of the Notes to Consolidated Financial Statements, Part II, item 7.

         Total facility lease obligations for the Company, including properties subleased to franchisees for which the Company is liable if the franchisee defaults, for fiscal years ending September 1997, 1998, 1999, 2000, and 2001 are approximately $3,625,000, $3,309,000, $3,157,000, $2,550,000, and $1,162,000
respectively.


ITEM 3.  LEGAL PROCEEDINGS.

         As of September 26, 1996, the Company was not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect upon its business


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security-holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY-HOLDER MATTERS.

         MARKET INFORMATION. The Common Stock of the company is listed on The Nasdaq National Market(R) and traded under the symbol BBHF. As of December 9, 1996, there were 2,571,454 outstanding shares with 494 shareholders of record and an estimated 474 beneficial owners whose stock was held in street name at brokerage firms. Based upon quotes obtained from Dow Jones Trade Line and NASDAQ (which reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions), the following table sets forth for the periods indicated the high ask and low bid prices for the Company's Common Stock, as adjusted to reflect the 3-for-2 stock split which was effective October 31, 1996:

                                                         High Ask      Low Bid
         Fiscal Year Ended September 29, 1994
         First Quarter                                    $2.33         $1.50
         Second Quarter                                   $2.66         $2.00
         Third Quarter                                    $3.33         $2.33
         Fourth Quarter                                   $3.33         $2.00

         Fiscal Year Ended September 28, 1995
         First Quarter                                    $3.50         $2.66
         Second Quarter                                   $3.50         $2.66
         Third Quarter                                    $4.09         $3.00
         Fourth Quarter                                   $6.00         $3.42

         Fiscal Year Ended September 26,  1996
         First Quarter                                    $6.00         $5.00
         Second Quarter                                   $6.83         $4.83
         Third Quarter                                    $8.67         $5.50
         Fourth Quarter                                   $8.33         $5.83


         DIVIDENDS. On September 19, 1996, The Company declared a 3-for-2 stock split effected in the form of a stock dividend to holders of record October 15, 1996 and distributed October 31, 1996. The Company does not pay cash dividends on its Common Stock. The Company presently intends to retain earnings for working capital and general corporate purposes and does not have any present plans to pay cash dividends.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

         GENERAL. The Company is engaged in the business of franchising two different hair care salon concepts which provide hair care services and products for men, women, and children. Most franchises do business under the names "Cost Cutters Family Hair Care(R)" ("Cost Cutters") and "City Looks Salons International(R)" ("City Looks"), although the Company also has a limited number of franchises operating under the names "The Barbers, Hairstyling for Men & Women(R)", "The Hair Performers(R)" and "Family Haircut Stores(R)". The Company currently only sells franchises in Cost Cutters and City Looks. Each franchise is specifically tailored to satisfy a particular market niche. Cost Cutters franchises provide value priced hair care services to their customers. Cost Cutters franchises target price sensitive customers. City Looks franchises provide full service, high-fashion hair care to their customers as well as various personal grooming and spa services, including facials, manicures, massages, and tanning facilities. City Looks franchises target customers who place a premium on full service.

         The Company had a total of 786 salons as of September 26, 1996. This consisted of 764 franchised locations and twenty-two company-owned locations. The Company primarily earns revenue through its franchise operations from franchise initial fees, franchise royalties, and sales of beauty products and equipment to the franchisees.

         The Company uses a 52-53 week reporting period. The years ended September 26, 1996, September 28, 1995, and September 29, 1994, each included 52 weeks of operations.

RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's Consolidated Statements of Income:

                                                      September 26,     September 28,    September 29,
                                                           1996             1995              1994
                                                      -------------     -------------    -------------
              REVENUES:
                  Franchise royalties                     32.5%            36.8%             38.9%
                  Franchise fees                           6.4%             5.1%              3.6%
                  Company-owned salons                    15.8%             9.1%              8.2%
                  Beauty products & equipment             43.2%            47.9%             47.6%
                  Other                                    2.1%             1.1%              1.7%
                                                         ------           ------            ------
              Total revenues                             100.0%           100.0%            100.0%

              COSTS AND EXPENSES:
                Franchise operations:
                  Salaries and benefits                    9.6%            10.0%             10.6%
                  General and administrative               5.1%             5.4%              6.4%
                                                          ------           ------            ------
                                                          14.7%            15.4%             17.0%

                Company-owned salons:
                  Salaries and benefits                    9.2%             5.1%              3.7%
                  General and administrative               5.0%             3.1%              2.8%
                  Cost of products sold                    2.6%             1.8%              1.7%
                                                          ------           ------            ------
                                                          16.8%            10.0%              8.2%

                Distribution and general administration:
                  Salaries and benefits                   14.0%            15.6%             16.8%
                  General and administrative              12.3%            12.9%             14.0%
                  Cost of products sold                   33.2%            37.1%             36.5%
                                                          -----            -----             -----
                                                          59.5%            65.6%             67.3%

              OPERATING INCOME                             9.0%             9.0%              7.5%

              OTHER INCOME (EXPENSE):
                  Interest income                          0.7%             0.7%              0.8%
                  Interest expense                       ( 0.2%)          ( 0.2%)           ( 0.8%)
                  Net gain on disposal of assets           0.3%             0.0%              0.7%

              NET INCOME BEFORE INCOME TAXES               9.8%             9.5%              8.2%
              INCOME TAXES                                 4.1%             3.9%              3.3%
                                                         ------           ------            ------
              NET INCOME                                   5.7%             5.6%              4.9%
                                                         ======           ======            ======


YEAR ENDED SEPTEMBER 26, 1996 COMPARED TO YEAR ENDED SEPTEMBER 28, 1995:

SYSTEM-WIDE REVENUES. System-wide revenues of all salons, franchised and company-owned, were $156.9 million for fiscal 1996, an increase of $14.8 million or 10.4% over fiscal 1995. This increase was attributable to the addition of new stores as well as new promotional programs and service price increases. Same store sales increased approximately 2.5%. During fiscal year 1996, the Company opened 115 new salons, including 12 company-owned salons. This compares to 79 new salon openings in fiscal 1995. System-wide there were 786 salons as of September 26, 1996; this compares to 700 salons as of the end of the prior year.

REVENUES. The Company's total revenues were $18,565,751 for fiscal 1996, an increase of $3,649,438 or 24.5% over fiscal 1995. Franchise royalties increased $542,460, or 9.9% which was due to new salon openings and increases in same store sales. Franchise fees increased by $425,539, or 56.3%, due to the increase in the number of new salons opened in fiscal 1996 versus fiscal 1995. Revenue from company-owned salons increased $1,575,592, or 115.5% due to the maturing of salons built in the previous year and the addition of 12 new company-owned salons during fiscal 1996. Revenue from beauty products and equipment increased $881,365 or 12.3% from fiscal 1995. The increases in beauty products and equipment revenue were attributable to the addition of new salons and volume increases at existing salons.

COSTS AND EXPENSES - FRANCHISE OPERATIONS. Total expenses of franchise operations were $2,725,188, an increase of $430,500, or 18.8% over fiscal 1995. Salaries and benefits for fiscal 1996 were $1,781,787, an increase of $283,974 or 19.0% over fiscal 1995. This increase was due to the growth in field staff to service the new salons, increased sales commissions on the opening of new salons and general salary increases which averaged about 4.0%. General and administrative expenses for fiscal 1996 were $943,401, an increase of $146,526 or 18.4% over fiscal 1995.

COSTS AND EXPENSES - COMPANY-OWNED SALONS. The Company owned and operated 22 salons as of the end of fiscal 1996, including 12 new salons opened during fiscal 1996. All but one of these new salons are located in Wal-Mart Supercenters. The Company also bought back one salon from a franchisee and sold one salon. The total cost of operations for the company-owned salons in fiscal 1996 was $3,124,741, an increase of $1,635,188, or 109.8%. Salaries and benefits for fiscal 1996 were $1,702,949, an increase of $935,467, or 121.9% from fiscal 1995. Most salon employees are paid on a commission basis against the services they perform and the retail products they sell. The increase in salaries and benefits in fiscal 1996 reflects the increase in the number of salons owned as well as sales increases at the salons built in prior years. General and administrative expenses in fiscal 1996 were $931,634, an increase of $471,648 or 102.5% from fiscal 1995. This was due to the increase in the number of salons owned. Costs of products sold in fiscal 1996 were $490,158, an increase of $228,073, or 87.0% over fiscal 1995. Margins on product sales increased about 3% due to an increased emphasis on the sale of private label products.

COSTS AND EXPENSES - DISTRIBUTION AND GENERAL ADMINISTRATION. The total operating expenses for distribution and general administration for fiscal 1996 were $11,043,282, an increase of $1,257,353, or 12.8% from fiscal 1995. Most of this increase was in the cost of products and equipment sold which was $6,162,530 in fiscal 1996. This increased $621,952, or 11.2% from fiscal 1995.
Gross margins on the sale of products and equipment were 23.1% in fiscal 1996 compared to 22.4% in fiscal 1995. Salaries and benefits were $2,600,808, an increase of $280,726, or 12.1% versus fiscal 1995. This increase was due to the addition of staff in the distribution operation, increases in incentive compensation for employees and general salary increases which averaged 4.0%. General and administrative expenses for fiscal 1996 were $2,279,944, an increase of $354,675, or 18.4% versus fiscal 1995. Included in this amount is a $170,000 increase in bad debt reserves which relates to the increase in notes and accounts receivable. Also included is a charitable donation of excess inventory of approximately $82,000.

OPERATING INCOME. Operating income for fiscal 1996 was $1,672,540, a 24.2% increase over fiscal 1995. Operating income as a percent of sales was 9.0% for both fiscal 1996 and fiscal 1995.

INTEREST INCOME AND EXPENSE. Interest income for fiscal 1996 was $134,013, an increase of $32,929, or 32.6% over fiscal 1995. Interest expense for fiscal 1996 was $39,368, an increase of $6,555, or 20.0% from fiscal 1995.

NET GAIN ON DISPOSAL OF ASSETS. The Company recorded a gain on disposal of assets in fiscal 1996 of $55,169, which was a increase of $45,673 from the previous year. The gains recorded in fiscal 1996 were due to the sale of one company-owned salon, one piece of real estate, and miscellaneous assets. The gains recorded in fiscal 1995 were from the sales of miscellaneous assets.

INCOME TAXES. The Company's effective income tax rate for fiscal 1996 was 42.0%, this compares to 41.0% for the previous year.

NET INCOME. The Company's net income for fiscal 1996 was $1,057,354, or $.39 per share. This is an increase of $217,444 or 25.9% over fiscal 1995 net income and an increase per share of $.07. Earnings per share have been adjusted to reflect the 3-for-2 stock split which was approved by the Board of Directors on September 19, 1996.

YEAR ENDED SEPTEMBER 28, 1995 COMPARED TO YEAR ENDED SEPTEMBER 29, 1994:

SYSTEM-WIDE REVENUES. System-wide revenues of all salons, franchised and company-owned, were $142.1 million for fiscal 1995, an increase of $12.0 million or 9.2% over fiscal 1994. This increase was attributable to the addition of new stores as well as new promotional programs and service price increases. Same store sales increased approximately 3%. During fiscal year 1995, the Company opened 79 new salons, including seven company-owned salons. This compares to 55 new salon openings in fiscal 1994. System-wide there were 700 salons as of September 28, 1995; this compares to 641 salons as of the end of the prior year.

REVENUES. The Company's total revenues were $14,916,313 for fiscal 1995, an increase of $2,451,243 or 19.7% over fiscal 1994. Franchise royalties increased $647,137, or 13.4% which was due to new salon openings and increases in same store sales. Franchise fees increased by $305,542, or 67.9%, due to the increase in the number of new salons opened in fiscal 1995 versus fiscal 1994. Revenue from company-owned salons increased $338,925, or 33.1% due primarily to the addition of seven new company-owned salons during fiscal 1995. Revenue from beauty products and equipment increased $1,198,026 or 20.2% from fiscal 1994. The increases in beauty products and equipment revenue were attributable to the addition of new salons and volume increases at existing salons.

COSTS AND EXPENSES - FRANCHISE OPERATIONS. Total expenses of the franchise operations were $2,294,688, an increase of $175,349, or 8.3% over fiscal 1994. Salaries and benefits for fiscal 1995 were $1,497,813, an increase of $170,909 or 12.9% over fiscal 1994. This increase was due to the growth in field staff to service the new salons, increased sales commissions on the opening of new salons and general salary increases which averaged about 4.0%. General and administrative expenses for fiscal 1995 were $796,875, an increase of only $4,440 or .6% over fiscal 1994.

COSTS AND EXPENSES - COMPANY-OWNED SALONS. The Company owned and operated three salons as of the end of fiscal 1994. The Company built seven new salons during fiscal 1995; all of these new salons were located in Wal-Mart Supercenters. The total cost of operations for the company-owned salons in fiscal 1995 was $1,489,553, an increase of $473,111, or 46.5%. Salaries and benefits for fiscal 1995 were $767,482, an increase of $312,295, or 68.6% from fiscal 1994. Most salon employees are paid on a commission basis against the services they perform and the retail products they sell. The increase in salaries and benefits in fiscal 1995 reflects the increase in the number of salons owned. General and administrative expenses in fiscal 1995 were $459,986, an increase of $110,651 or 31.7% from fiscal 1994, again this was due to the increase in the number of salons owned. Costs of products sold in fiscal 1995 were $262,085, an increase of $50,165, or 23.7% over fiscal 1994. Margins on product sales were consistent with prior years, the increase in costs of products sold was due to increased sales volume of retail products at the new salons.

COSTS AND EXPENSES - DISTRIBUTION AND GENERAL ADMINISTRATION. The total operating expenses for distribution and general administration for fiscal 1995 were $9,785,929, an increase of $1,389,620, or 16.6% from fiscal 1994. Most of this increase was in the cost of products and equipment sold which was $5,540,578 in fiscal 1995. This increased $987,889, or 21.7% from fiscal 1994.
Gross margins on the sale of products and equipment were 22.4% in fiscal 1995 compared to 23.3% in fiscal 1994. The margin decrease primarily resulted from a change in sales mix, with more sales coming from lower margin equipment. Salaries and benefits were $2,320,082, an increase of $224,025, or 10.7% versus fiscal 1994. This increase was due to the addition of staff in the distribution operation, increases in incentive compensation for employees and general salary increases which averaged 4.0%. General and administrative expenses increased in the area of professional fees and travel costs. General and administrative expenses for fiscal 1995 were $1,925,269, an increase of $177,706, or 10.2% versus fiscal 1994.

OPERATING INCOME. Operating income for fiscal 1995 was $1,346,143, an increase of $413,163 over fiscal 1994. Operating income as a percentage of revenue increased to 9.0% versus 7.5% in the previous year. This increase is attributable to increases in royalty revenues and initial franchise fees due to system growth.

INTEREST INCOME AND EXPENSE. Interest income for fiscal 1995 was $101,084, an increase of $1,738, or 1.7% over fiscal 1994. Interest expense for fiscal 1995 was $32,813, a decrease of $65,265, or 66.5% from fiscal 1994. These changes reflect the net effect of reductions in debt and capital lease obligations and reductions in the need for short-term borrowings.

NET GAIN ON DISPOSAL OF ASSETS. The Company recorded a gain on disposal of assets in fiscal 1995 of $9,496, which was a decrease of $83,011 from the previous year. The gains recorded in fiscal 1995 were primarily due to the sales of miscellaneous assets. The gains recorded in fiscal 1994 were from the sales of real estate.

INCOME TAXES. The Company's effective income tax rate for fiscal 1995 was 41.0%, this compares to 40.4% for the previous year.

NET INCOME. The Company's net income for fiscal 1995 was $839,910, or $.32 per share. This is an increase of $228,155 or 37.3% over fiscal 1994 net income and an increase per share of $.08. Earnings per share have been restated to reflect the 3-for-2 stock split which was approved by the Board of Directors on September 19, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generally been able to produce adequate amounts of cash from operations to support the expansion of the business. Cash generated from operating activities, net of interest expense, totaled $1,056,468, and $993,421 in fiscal years 1995 and 1994 respectively. During fiscal 1996, the Company invested a portion of its capital to fund accounts receivable and promissory notes to franchisees' who were developing new salons. This resulted in a net use of cash by operations of $169,684 for the fiscal year.

Capital expenditures were $576,813, $361,434, and $136,108 in fiscal years 1996, 1995, and 1994 respectively. Capital expenditures for the next year are anticipated to be about $300,000 to $400,000.

The Company has a bank credit agreement which provides for a maximum line of credit of $1,000,000. The line bears interest at .5% over the prime lending rate (8.75% at September 26, 1996), expires April 30, 1997, is secured by accounts receivable, inventories, general intangibles, and property and equipment, and requires the Company to maintain certain financial ratios. There are no compensating balance requirements. As of September 26, 1996, there are no borrowings against this line of credit. Management believes that the lender will renew this line of credit for another full year at generally the same terms.

The Company secured a $300,000 four-year term loan with the same lender in fiscal 1994. The interest rate on the loan is .75% above the prime lending rate. The loan is payable in monthly installments of $6,250 plus interest, and is secured by all personal property assets of the Company. The balance remaining on this loan as of September 26, 1996, was $131,250.

Management believes that cash generated from operating activities, together with available funds from its operating line of credit or replacement financing will be sufficient to fund its anticipated operations, capital expenditures and required debt repayments for the foreseeable future.

FORWARD LOOKING STATEMENTS
The Company anticipates opening 80 new Cost Cutters salons in fiscal 1997, including 30 to 40 located within Wal-Mart Supercenters. Also included in this total, the Company plans to open four company-owned salons. Additionally, the Company expects to open 12 franchised salons in France under the City Looks Salons International name. The Company also continues to seek and evaluate opportunities to acquire other operating stores or franchise operations. The anticipated growth in number of salons coupled with increased sales in existing salons is expected to provide an increase in system-wide sales to the range of $170 to $175 million. This in turn should provide for increases in royalty revenue and company-salon revenues. Beauty products and equipment sales are expected to increase due to the growth in number of salons, increased sales at existing salons, and the addition of new product lines. These increases in revenue should allow the Company to continue to increase its profits and earnings per share in the range of 20% in fiscal 1997.

The preceding statement and any other statements in this annual report not based on historical information are forward-looking statements that are based on management's goals, estimates, assumptions and projections. Important factors could cause results to differ materially from those expected by management. Some of these factors are: 1) Increased competition from other hair salon chains in the consumer marketplace could negatively impact sales volume at both franchised and company-owned salons. This would reduce royalty revenue from franchised locations and reduce company-owned salons' revenue and profits. 2) Increased competition for sites for new salons from other retail concepts, including other hair salons, could impede the Company's ability to meet its growth objectives.
3) The Company's near-term growth plans in Wal-Mart Supercenters could be affected by changes in Wal-Mart's marketing or business plans. 4) The inability to find qualified franchisees for new locations or the inability of franchisees to finance the creation of new salons could also prevent the Company from meeting its growth objectives. 5) Although the Company presently has no reason to believe it will occur, major beauty products vendors could cancel their distribution agreements with the Company. This would cause reductions in the sale of beauty products and the loss of those corresponding margins. 6) Litigation to protect trademarks or enforce franchise agreements is extremely expensive, even if victorious, and may have a material adverse effect on the Company's results of operations in any particular period.

Due to factors noted above and elsewhere in this annual report, the Company's future earnings and Common Stock price may be subject to volatility. Any shortfall in revenue or earnings from the levels anticipated could have a significant effect on the trading price of the Company's Common Stock in any given period.


ITEM 7.  FINANCIAL STATEMENTS.


                        CONSOLIDATED FINANCIAL STATEMENTS

                          THE BARBERS, HAIRSTYLING FOR
                                MEN & WOMEN, INC.

                         YEARS ENDED SEPTEMBER 26, 1996,
                    SEPTEMBER 28, 1995 AND SEPTEMBER 29, 1994




                 The Barbers, Hairstyling for Men & Women, Inc.

                        Consolidated Financial Statements


                         Years ended September 26, 1996,
                    September 28, 1995 and September 29, 1994


                                    CONTENTS

Report of Independent Auditors................................................1

Audited Consolidated Financial Statements

Consolidated Balance Sheets...................................................2
Consolidated Statements of Income.............................................4
Consolidated Statement of Shareholders' Equity................................5
Consolidated Statements of Cash Flows.........................................6
Notes to Consolidated Financial Statements....................................7




                         Report of Independent Auditors


The Board of Directors and Shareholders
The Barbers, Hairstyling for Men & Women, Inc.

We have audited the accompanying consolidated balance sheets of The Barbers, Hairstyling for Men & Women, Inc. at September 26, 1996, September 28, 1995 and September 29, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Barbers, Hairstyling for Men & Women, Inc. at September 26, 1996, September 28, 1995 and September 29, 1994, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.



November 1, 1996



                           The Barbers, Hairstyling for Men & Women, Inc.

                                    Consolidated Balance Sheets

                                                 SEPTEMBER 26,       SEPTEMBER 28,     SEPTEMBER 29,
                                                     1996                1995              1994
                                              ---------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                      $1,317,448          $2,121,310         $1,673,980
   Trade receivables, less allowance for
     doubtful accounts of $315,000 in 1996
     and $210,000 in 1995 and 1994                 2,163,968           1,483,065          1,256,421
   Notes receivable from related parties                   -                   -             14,417
   Notes receivable                                  235,206             113,699            196,433
   Inventories held for resale                     1,199,939           1,052,984            866,738
   Prepaid expenses                                   74,372              36,837             27,448
   Deferred income taxes                             287,000             194,000            328,000
                                              ---------------------------------------------------------
Total current assets                               5,277,933           5,001,895          4,363,437

Notes receivable from related parties, less
   current portion                                         -                   -            383,439
Notes receivable, less current portion and
   allowance for doubtful notes of $100,000
   in 1996 and $35,000 in 1995 and 1994              733,924             481,583            297,449

Equipment and leasehold improvements,
   at cost:
     Equipment                                     1,918,682           1,602,181          1,426,064
     Leasehold improvements                          852,109             903,822            877,635
                                              ---------------------------------------------------------
                                                   2,770,791           2,506,003          2,303,699
     Less accumulated depreciation                 1,816,151           1,764,896          1,539,960
                                              ---------------------------------------------------------
Net equipment and leasehold improvements             954,640             741,107            763,739
Investment in franchise contracts, less
   accumulated amortization of $221,805 in
   1996, $159,038 in 1995 and $97,622
   in 1994                                           733,419             753,688            758,506
Deferred income taxes                                338,000             316,000            165,000
Other assets                                         210,287             287,454            169,399
                                              ---------------------------------------------------------
Total assets                                      $8,248,203          $7,581,727         $6,900,969
                                              =========================================================



                               The Barbers, Hairstyling for Men & Women, Inc.

                                  Consolidated Balance Sheets (continued)

                                                         SEPTEMBER 26,       SEPTEMBER 28,       SEPTEMBER 29,
                                                             1996                1995                1994
                                                       ---------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt
     and capital lease obligations                         $   86,675          $   96,965         $  301,700
   Accounts payable                                           481,897             838,109            428,114
   Deferred franchise fees                                    113,750             212,977            231,818
   Committed advertising                                      521,208             751,795            735,284
   Accrued compensation and related payroll
     taxes
                                                              741,704             635,323            624,026
   Deferred gain on sale of property                                -                   -             28,135
   Other accrued expenses                                     287,011             185,456            118,490
   Income taxes payable                                        82,943              42,836            131,452
                                                       ---------------------------------------------------------
Total current liabilities                                   2,315,188           2,763,461          2,599,019

Long-term debt and capital lease obligations                   56,250             142,924            633,564
Deferred franchise fees                                       226,000             269,000            188,250
Deferred compensation                                         204,278             119,022             86,623

Commitments and contingencies

Shareholders' equity:
   Common stock, $.10 par value:
     Authorized shares - 7,500,000
     Issued and outstanding shares -
       2,568,274 in 1996, 2,538,826 in 1995
       and 2,520,859 in 1994                                  256,827             253,883            252,087
   Additional paid-in capital                                 375,733             276,864            224,763
   Retained earnings                                        4,813,927           3,756,573          2,916,663
                                                       ---------------------------------------------------------
Total shareholders' equity                                  5,446,487           4,287,320          3,393,513



                                                       ---------------------------------------------------------
Total liabilities and shareholders' equity                 $8,248,203          $7,581,727         $6,900,969
                                                       =========================================================

SEE ACCOMPANYING NOTES.



                            The Barbers, Hairstyling for Men & Women, Inc.

                                  Consolidated Statements of Income

                                                                         YEAR ENDED
                                                      SEPTEMBER 26,      SEPTEMBER 28,    SEPTEMBER 29,
                                                          1996               1995             1994
                                                   -----------------------------------------------------
Revenues:
   Franchise royalties                                $  6,034,862      $  5,492,402     $  4,845,265
   Franchise fees                                        1,181,239           755,700          450,158
   Company-owned salons                                  2,939,756         1,364,164        1,025,239
   Beauty products and equipment                         8,018,860         7,137,495        5,939,469
   Other                                                   391,034           166,552          204,939
                                                   -----------------------------------------------------
Total revenues                                          18,565,751        14,916,313       12,465,070

Costs and expenses:
   Franchise operations:
     Salaries and benefits                               1,781,787         1,497,813        1,326,904
     General and administrative                            943,401           796,875          792,435
                                                   -----------------------------------------------------
                                                         2,725,188         2,294,688        2,119,339
   Company-owned salons:
     Salaries and benefits                               1,702,949           767,482          455,187
     General and administrative                            931,634           459,986          349,335
     Cost of products sold                                 490,158           262,085          211,920
                                                   -----------------------------------------------------
                                                         3,124,741         1,489,553        1,016,442
   Distribution and general administration:
     Salaries and benefits                               2,600,808         2,320,082        2,096,057
     General and administrative                          2,279,944         1,925,269        1,747,563
     Cost of products and equipment sold                 6,162,530         5,540,578        4,552,689
                                                   -----------------------------------------------------
                                                        11,043,282         9,785,929        8,396,309
                                                   -----------------------------------------------------
Operating income                                         1,672,540         1,346,143          932,980

Other income (expense):
   Interest  income                                        134,013           101,084           99,346
   Interest expense                                        (39,368)          (32,813)         (98,078)
   Net gain on disposal of assets                           55,169             9,496           92,507
                                                   -----------------------------------------------------
Income before income taxes                               1,822,354         1,423,910        1,026,755
Income tax expense                                         765,000           584,000          415,000
                                                   -----------------------------------------------------
Net income                                            $  1,057,354      $    839,910     $    611,755
                                                   =====================================================

Net income per common share                           $        .39      $        .32     $        .24
                                                   =====================================================

Weighted average number of common shares                   2,742,134         2,643,438        2,566,864
                                                   =====================================================

SEE ACCOMPANYING NOTES.



                                         The Barbers, Hairstyling for Men & Women, Inc.

                                         Consolidated Statement of Shareholders' Equity

                                                                                    ADDITIONAL
                                                    NUMBER OF        COMMON           PAID-IN       RETAINED
                                                     SHARES          STOCK            CAPITAL       EARNINGS           TOTAL
                                                 --------------------------------------------------------------------------------
Balance at September 30, 1993                       2,518,954        $251,896         $220,684      $2,304,908      $2,777,488
   Net income for 1994                                      -               -                -         611,755         611,755
   Issuance of common stock to outside directors        2,175             218            3,769               -           3,987
   Sale of common stock to officer                      2,250             225            4,275               -           4,500
   Reacquisition and retirement of common stock       (10,509)         (1,051)         (20,246)              -         (21,297)
   Issuance of common stock to participants of
     the 401(k) plan                                    7,989             799           16,281               -          17,080
                                                 --------------------------------------------------------------------------------
Balance at September 29, 1994                       2,520,859         252,087          224,763       2,916,663       3,393,513
   Net income for 1995                                      -               -                -         839,910         839,910
   Issuance of common stock to outside directors        3,000             300            8,700               -           9,000
   Issuance of common stock to employee                    45               4              131               -             135
   Issuance of common stock under Designer
     Salon Program                                      9,102             910           26,396               -          27,306
   Issuance of common stock to participants of
     the 401(k) plan                                    5,820             582           16,874               -          17,456
                                                 --------------------------------------------------------------------------------
Balance at September 28, 1995                       2,538,826         253,883          276,864       3,756,573       4,287,320
   Net income for 1996                                      -               -                -       1,057,354       1,057,354
   Issuance of common stock to outside directors        2,400             240           11,760               -          12,000
   Issuance of common stock to employees                2,925             292           15,781               -          16,073
   Issuance of common stock under Designer
     Salon Program                                      9,123             912           44,703               -          45,615
   Issuance of common stock under stock option
     plan                                              15,000           1,500           26,625               -          28,125
                                                 --------------------------------------------------------------------------------
Balance at September 26, 1996                       2,568,274        $256,827         $375,733      $4,813,927      $5,446,487
                                                 ================================================================================

SEE ACCOMPANYING NOTES.



                                 The Barbers, Hairstyling for Men & Women, Inc.

                                      Consolidated Statements of Cash Flows

                                                                                 YEAR ENDED
                                                                SEPTEMBER 26,   SEPTEMBER 28,     SEPTEMBER 29,
                                                                   1996             1995              1994
                                                             ----------------------------------------------------
OPERATING ACTIVITIES
Net income                                                       $1,057,354       $  839,910       $  611,755
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                  384,158          362,115          379,698
     Provision for losses on accounts and notes receivable          232,578          158,157          105,312
     Gain on disposal of assets                                     (35,883)          (9,496)         (92,507)
     Deferred income taxes                                         (115,000)         (17,000)         (65,000)
     Stock compensation                                              28,073            9,135            3,987
     Stock awarded to franchisees under the Designer Salon
       Program                                                       45,615           27,306                -
     Changes in operating assets and liabilities:
       Accounts and notes receivable                             (1,168,529)        (610,361)        (238,487)
       Inventories held for resale                                 (146,955)        (186,246)        (164,917)
       Prepaid expenses                                             (37,535)          (9,389)          65,521
       Other assets                                                 (17,833)         (22,030)          88,894
       Payables and accrued expenses                               (293,607)         541,074          378,708
       Deferred franchise fees                                     (142,227)          61,909         (144,932)
       Income taxes payable                                          40,107          (88,616)          65,389
                                                             ----------------------------------------------------
Net cash (used in) provided by operating activities                (169,684)       1,056,468          993,421

INVESTING ACTIVITIES
Proceeds from disposal of assets                                     53,975            7,206           12,500
Capital expenditures                                               (576,813)        (361,434)        (136,108)
Investment in franchise contracts                                   (42,501)         (54,894)        (110,015)
Payments received on notes receivable from related parties                -          397,856           22,707
                                                             ----------------------------------------------------
Net cash used in investing activities                              (565,339)         (11,266)        (210,916)

FINANCING ACTIVITIES
Principal payments on long-term debt                                (75,000)        (472,325)        (290,129)
Principal payments on capital lease obligations                     (21,964)        (143,003)        (155,159)
Proceeds from issuance of stock options                              28,125                -                -
Proceeds from issuance of long-term debt                                  -                -          300,000
Net issuance of Company stock                                             -           17,456              283
                                                             ----------------------------------------------------
Net cash used in financing activities                               (68,839)        (597,872)        (145,005)
                                                             ----------------------------------------------------

Net (decrease) increase in cash and cash equivalents               (803,862)         447,330          637,500
Cash and cash equivalents at beginning of year                    2,121,310        1,673,980        1,036,480
                                                             ----------------------------------------------------
Cash and cash equivalents at end of year                         $1,317,448       $2,121,310       $1,673,980
                                                             ====================================================

Cash paid during the year for:
   Interest                                                      $   39,368       $   36,725       $   98,560
   Income taxes                                                     839,893          689,148          349,611

Non-cash transactions affecting account balances:
   Fixed assets acquired through capital leases                           -                -          109,864

SEE ACCOMPANYING NOTES.



                 The Barbers, Hairstyling for Men & Women, Inc.

                   Notes to Consolidated Financial Statements

                               September 26, 1996


1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

The Barbers, Hairstyling for Men & Women, Inc. (the Company) operates and sells franchises to operate Cost Cutters Family Hair Care salons, City Looks salons, Hair Performers salons and Family Haircut Store salons. The Company operates primarily in the United States with a limited number of franchisees in France and Russia.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of The Barbers, Hairstyling for Men & Women, Inc. and its wholly-owned subsidiaries, Barbers International, Ltd. and Hair Performers International, Inc.

The Company uses a 52-53 week reporting period. Under this method, certain years will include 53 weeks of operations as opposed to 52 weeks. The years ended September 26, 1996, September 28, 1995 and September 29, 1994 each include 52 weeks of operations.

BUSINESS SEGMENT INFORMATION

The Company is engaged in principally one business segment: developing, licensing, franchising, and servicing several systems of retail hair salons.

CASH AND CASH EQUIVALENTS

All investments with a maturity of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are carried at cost which approximates market value.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts and notes receivable.

Accounts receivable are generally unsecured but are personally guaranteed by the respective franchisees. Concentrations of credit risk with respect to these receivables are limited due to the large numbers of customers and their dispersion across many geographic areas. Notes receivable are generally secured by equipment or the existing franchise agreements. (See Notes 2 and 8.)

INVENTORIES

Inventories, principally goods held for resale, are carried at the lower of cost (first-in, first-out) or market.

INVESTMENT IN FRANCHISE CONTRACTS

On June 1, 1993, the Company acquired the franchise contract rights of 22 Family Haircut Store salons in exchange for $120,000 cash and a note payable of $479,214. The total investment balance of $599,214 is amortized on a straight-line basis over 15 years, which represents the estimated average remaining life at the time of acquisition of the franchise agreements assumed.

During 1992, the Company acquired the franchise contract rights of certain Hair Performers salons in exchange for a $50,000 down payment and conditional future payments based upon royalties collected by the Company. Under the terms of the purchase agreement, the Company is obligated to pay the seller 60% of the first $833,000 of royalties collected, 40% of the next $1,250,000 of royalties collected and 20% of royalties collected thereafter through April 1, 1997. The $50,000 down payment is to be subtracted from the amount of the conditional payments at a rate of $10,000 per year through 1997. All payments to the seller cease as of April 1, 1997. An investment in franchise contracts is recorded based upon the amount of actual payments to the seller. The investment balance is amortized on a straight-line basis over 15 years.

The investment balance in franchise contract rights is individually allocated to specific contracts. On a monthly basis, individual valuations are reviewed and at any time the value of a contract is deemed permanently impaired, a write-down is recorded to the extent the contract value exceeds the future revenues expected to be realized related to the contract.

DEPRECIATION

Equipment and leasehold improvements are stated at cost. Depreciation of equipment is provided on the straight-line method over estimated useful lives of 3 to 7 years. Leasehold improvements are being depreciated over the related lease terms or estimated useful life, whichever is shorter.

REVENUE RECOGNITION OF FRANCHISE, DEVELOPMENT AND ROYALTY FEES

All fees from franchised operations are included in revenue as earned. The Company enters into area development agreements with franchisees which require fees based upon the number of salons to be opened within the specified development area. Development and initial franchise fees are earned when the related salon opens, with the development fees being recognized ratably as the salons within the development area open. Development and initial franchise fees paid prior to salon openings are recorded as deferred franchise fees. Royalty fees are based on the franchised salons' revenues and are recorded by the Company in the period the related franchised salons' revenues are earned.

As of September 26, 1996, the Company owned and operated 22 salons.

INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109. Accordingly, deferred tax assets and liabilities are recorded based on the "temporary differences" between the assets and liabilities recorded for financial reporting purposes and such amounts as measured by tax laws and regulations.

COMMITTED ADVERTISING

Committed advertising represents unexpended amounts received from franchisees to finance national and regional advertising programs.

ACCOUNTING FOR STOCK OPTIONS

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company has not determined the impact of the new statement on its financial statements.

NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include dilutive stock options and warrants using the treasury stock method. All per share amounts have been restated to reflect the 3-for-2 stock split that was approved by the Board of Directors on September 19, 1996 for holders of record October 15, 1996.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses of long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

2. NOTES RECEIVABLE

Notes receivable consist of the following:

                                                                  1996          1995           1994
                                                            ---------------------------------------------
   10% franchise development notes, secured by franchise
     development licenses, due upon salon opening              $   17,000    $  19,000      $  58,500
   9.25% to 14% notes, due in varying monthly
     installments, secured by salon equipment, leasehold
     improvements and inventory                                   556,621      462,978        253,845
   8% to 14% notes, unsecured                                     480,823      146,750        208,239
   Unsecured, non-interest bearing note                            12,500            -              -
   Accrued interest                                                 2,186        1,554          8,298
                                                            ---------------------------------------------
                                                                1,069,130      630,282        528,882
   Less allowance for doubtful notes                              100,000       35,000         35,000
                                                            ---------------------------------------------
                                                                  969,130      595,282        493,882
   Less current portion                                           235,206      113,699        196,433
                                                            ---------------------------------------------
                                                               $  733,924    $ 481,583      $ 297,449
                                                            =============================================

3. LINE OF CREDIT

The Company has a credit agreement which provides for a maximum line of credit of $1 million. The line bears interest at .5% over the prime lending rate (8.75% at September 26, 1996), expires April 30, 1997, is secured by accounts receivable, inventories, general intangibles, and property and equipment and requires the Company to maintain certain financial ratios. There are no compensating balance requirements for this credit facility. As of September 26, 1996, there were no outstanding borrowings under this line of credit.

4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                       1996           1995          1994
                                                                 --------------------------------------------
   .75% above the prime lending rate note payable
     due in monthly installments of $6,250, plus
     interest, with the remaining balance due in June
     1998, secured by all personal property assets                   $131,250       $206,250      $281,250

   Obligations under capitalized leases (NOTE 9)                       11,675         33,639       256,690

   Note payable, interest imputed at 8%                                     -              -       397,324
                                                                 --------------------------------------------
                                                                      142,925        239,889       935,264
   Less current maturities                                             86,675         96,965       301,700
                                                                 --------------------------------------------
                                                                    $  56,250       $142,924      $633,564
                                                                 ============================================

Approximate maturities of long-term debt are as follows:

   1997                               $86,675
   1998                                56,250
   Thereafter                               -

The carrying amount of the Company's debt instruments in the balance sheet at September 26, 1996 approximates fair value.

5. SHAREHOLDERS' EQUITY

The Company's 1991 Stock Option Plan has reserved 450,000 shares of common stock for key employees and 150,000 shares of common stock for non-employee directors. The Plan requires the option price to be the average of the bid and ask prices of the common stock on the date of grant. The employee options vest and become exercisable at the rate of 25% on each anniversary from the date of grant. Non-employee directors' options vest and become exercisable on the six month anniversary of the date of grant. The options expire ten years from date of grant.

Stock option activity is summarized as follows:

                                                               OPTIONS OUTSTANDING
                                            OPTIONS      -------------------------------
                                           AVAILABLE                        PRICE              OPTIONS
                                           FOR GRANT        NUMBER        PER SHARE          EXERCISABLE
                                        ------------------------------------------------------------------
   Balance September 30, 1993                97,500        127,500      $1.580 - $2.170        78,750
     Additional shares reserved             375,000              -
     Granted                                (22,500)        22,500       2.000
                                        ------------------------------
   Balance September 29, 1994               450,000        150,000       1.580 -  2.170       108,750
     Granted                                (72,000)        72,000       3.000 -  3.250
                                        ------------------------------
   Balance September 28, 1995               378,000        222,000       1.580 -  3.250       147,000
     Granted                                (30,000)        30,000       5.250
     Exercised                                    -        (15,000)      1.750 -  2.000
                                        ------------------------------
   Balance September 26, 1996               348,000        237,000      $1.580 - $5.250       169,500
                                        ==============================

In July 1991, the Company granted warrants to the President to purchase 75,000 shares of the Company's common stock at an exercise price of $1.58 per share. On October 13, 1994, the Company granted warrants to the Chairman and President to purchase 75,000 shares, respectively, of the Company's common stock at an exercise price of $2.67 per share. The warrants would expire one year after termination of employment with the Company. 135,000 warrants were exercisable at September 26, 1996.

The Company issued 2,400, 3,000 and 2,175 shares of stock to outside directors as part of their compensation plan in 1996, 1995 and 1994, respectively.

All share numbers and per share prices have been adjusted to reflect the 3-for-2 stock split authorized by the Board of Directors September 19, 1996.

6. INCOME TAXES

Income tax expense is summarized as follows:

                                                              1996              1995             1994
                                                     ------------------------------------------------------
   Current                                                  $880,000          $601,000         $480,000
   Deferred                                                 (115,000)          (17,000)         (65,000)
                                                     ------------------------------------------------------
                                                            $765,000          $584,000         $415,000
                                                     ======================================================

The Company's provision for income taxes differs from the federal rate of 34% for the following reasons:

                                                              1996              1995             1994
                                                     ------------------------------------------------------

   Federal income tax at statutory rate                     $620,000          $484,000         $350,000
   State income tax, net                                     107,000            81,000           62,000
   Expenses not deductible for tax purposes                   38,000            19,000            3,000
                                                     ------------------------------------------------------
                                                            $765,000          $584,000         $415,000
                                                     ======================================================

Components of deferred tax assets and liabilities are:

                                                              1996              1995             1994
                                                     ------------------------------------------------------
   Deferred tax assets:
     Deferred franchise deposits                            $116,000          $164,000         $143,000
     Bad debt reserves                                       141,000            83,000           83,000
     Depreciation                                             86,000            84,000           59,000
     Inventory capitalization adjustment                      35,000            37,000           35,000
     Payroll related                                         163,000            87,000          128,000
     Other reserves                                           89,000            55,000           43,000
     Deferred gains on asset sales                                 -                 -           10,000
   Deferred tax liabilities:
     Prepaid commissions                                           -                 -           (8,000)
     Installment sales gains                                  (5,000)                -                -
                                                     ------------------------------------------------------
   Net deferred tax assets                                  $625,000          $510,000         $493,000
                                                     ======================================================

7. DEFERRED COMPENSATION

The Company has entered into employment agreements with the Chairman of the Board and President which include deferred compensation equal to 10% of their base salaries. Additionally, certain key executives may voluntarily elect to defer up to $25,000 of their annual compensation.

8. TRANSACTIONS WITH RELATED PARTIES

The Company leases space for its headquarters from its Chairman, the majority shareholder. Rental payments, including real estate taxes and insurance, were $426,000, $399,000 and $385,000 in 1996, 1995 and 1994, respectively.

The Company had one note receivable from the majority shareholder bearing interest at 1.5% above prime and totaling $387,856 at September 29, 1994. During 1995, the majority shareholder paid this note in full.

The Company also had notes receivable from the majority shareholder bearing interest at 10% and totaling $10,000 at September 29, 1994. These notes were for franchise development agreements. The development agreements and related notes were canceled during 1995.

Interest income earned during 1995 and 1994 on these notes approximated $29,000 each year.

The Company recognized revenue from franchises owned by the majority shareholder as follows:

                                             1996              1995             1994
                                         -----------------------------------------------
   Product sales                           $210,000          $272,000         $272,000
   Equipment sales                           25,000            77,000           59,000
   Royalty fees                             168,000           240,000          231,000
   Franchise fees                             3,000            26,000           28,000
                                           $406,000          $615,000         $590,000
                                         ===============================================

Trade receivables for 1996, 1995 and 1994 include approximately $48,000, $120,000 and $117,000, respectively, from franchises owned by the majority shareholder.

During 1996, the majority shareholder sold 20 franchised salons to another franchisee. The majority shareholder continues to be a minority investor in a company which operates 17 franchised salons.

9. COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES

The Company leases equipment under several capital leases. Future minimum lease payments and the present value of the remaining minimum lease payments at September 26, 1996 are as follows:


   Years ending:
     1997                                                           $12,246
     1998                                                                 -
                                                                ---------------
   Total minimum payments required                                   12,246
   Less amount representing interest                                    571
                                                                ---------------
   Present value of net minimum lease payments                      $11,675
                                                                ===============

Equipment under capital leases is summarized as follows:

                                                                      ASSET BALANCE
                                                     ------------------------------------------------
                                                          1996              1995             1994
                                                     ------------------------------------------------
   Equipment                                            $118,672          $130,655         $644,884
   Less accumulated depreciation                          88,622            75,733          405,507
                                                     ------------------------------------------------
                                                        $ 30,050          $ 54,922         $239,377
                                                     ================================================

Amortization of assets recorded under capital leases is included with depreciation expense.

OPERATING LEASES

The Company conducts its operations in leased facilities. The initial lease periods are generally five to ten years. Some of the lease agreements contain renewal options for additional periods up to five years. The Company also has entered into operating leases for equipment over various periods. Minimum annual commitments under these operating leases are approximately as follows:

                                                COMPANY
                           COMPANY-OWNED      HEADQUARTERS
                               SALONS          (SEE NOTE 8)      EQUIPMENT
                         ----------------------------------------------------
   Years ending:
     1997                   $  649,932          $297,358         $220,457
     1998                      659,061            24,859          179,791
     1999                      663,121                 -          121,411
     2000                      604,243                 -           53,049
     2001                      309,812                 -           42,120
     Thereafter                194,145                 -                -
                         ----------------------------------------------------
                            $3,080,314          $322,217         $616,828
                         ====================================================

Certain of the salon leases provide for payment of additional rentals based on a percentage of sales over a fixed amount and for the payment of taxes, insurance and other charges.

Total rent expense is as follows:

                                MINIMUM            LESS
                                RENTALS           SUBLEASE           TOTAL
                            AND OTHER CHARGES     RENTALS           EXPENSE
                         ----------------------------------------------------

   1996                         $881,525         $(111,901)        $769,624
   1995                          615,550          (108,751)         506,799
   1994                          562,590           (94,478)         468,112

The Company also is the primary obligor on leases for the salons operated by certain franchisees. The Company subleases the space to the franchisees, and generally the franchisees personally guarantee the subleases. On 90% of these subleases, the Company receives an upcharge from the franchisee over and above the amount of rent paid to the landlord. In 1996, the Company incurred a $24,000 loss due to defaults on subleases. In 1995 and 1994, there were no defaults on the subleases. The Company's remaining commitments, should the franchisees fail to make the scheduled rental payments, are approximately as follows:

   Years ending:
     1997                                                     $  2,677,786
     1998                                                        2,624,918
     1999                                                        2,493,940
     2000                                                        1,945,865
     2001                                                          852,200
     Thereafter                                                    178,776
                                                           ------------------
                                                               $10,773,485
                                                           ==================

Included above is approximately $523,104 of leases held by the majority shareholder and guaranteed by the Company. These leases were originally guaranteed by the Company for Company-owned salons which were sold to the majority shareholder in 1986. Generally, as renewals of leases occur, the guarantees are withdrawn.

RENTAL INCOME

The Company is subleasing office space to another party through December 2000. As a result, the Company earned rental income of approximately $101,000, $84,000 and $88,000 during 1996, 1995 and 1994, respectively.

10. 401(k) PROFIT SHARING PLAN

During fiscal 1991, the Company established The Barbers, Hairstyling for Men & Women, Inc. 401(k) Plan (the Plan), a profit sharing plan. All employees who meet certain eligibility requirements may join the Plan. Plan participants elect to have a percentage of their salary contributed to the Plan. The Company makes a matching contribution to the Plan of 100% of the first one percent and 25% of the next four percent of salary contributed by employees. In addition, the Company may elect to make a discretionary contribution to the Plan. The Company's contributions vest based on the employee's length of service with the Company and are 100% vested after three years of service if hired before March 1, 1996 and 100% vested after five years of service if hired on or after March 1, 1996. In 1996, 1995 and 1994, the Company made matching contributions of $51,057, $42,982 and $39,581, respectively, and no discretionary contributions.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        (Dollars in thousands, except per share amounts)
                                FIRST        SECOND          THIRD          FOURTH         TOTAL
                               QUARTER       QUARTER        QUARTER         QUARTER        YEAR
                           ------------------------------------------------------------------------
FISCAL YEAR 1994
Revenue                       $2,908         $2,974          $3,214         $3,369        $12,465
Operating income                 175            101             255            402            933
Net income                       117             95             150            250            612

Net income per share            .05            .04             .06            .09            .24

FISCAL YEAR 1995
Revenue                       $3,407         $3,792          $3,826         $3,891        $14,916
Operating income                 227            274             408            437          1,346
Net income                       142            181             248            269            840

Net income per share             .05            .07             .09            .10            .32


                                        (Dollars in thousands, except per share amounts)
                                FIRST        SECOND          THIRD          FOURTH         TOTAL
                               QUARTER       QUARTER        QUARTER         QUARTER        YEAR
                           -------------------------------------------------------------------------
FISCAL YEAR 1996
Revenue                       $4,488         $4,363          $4,913         $4,802        $18,566
Operating income                 295            382             478            517          1,672
Net income                       204            234             286            333          1,057

Net income per share            $.07           $.09            $.10           $.12           $.39


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information called for in this item is incorporated by reference to the Sections of the Proxy Statement entitled "Information Concerning Directors and Nominees," "Information Regarding Executive Officers Who Are Not Directors" and "Compliance with Section 16(a) of the Exchange Act."


ITEM 10. EXECUTIVE COMPENSATION.

         The information required in this item is incorporated by reference to the Section of the Proxy Statement entitled "Executive Compensation."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for in this item is incorporated by reference to the Section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for in this item is incorporated by reference to the Section of the Proxy Statement entitled "Certain Relationships and Related Transactions."

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)      EXHIBIT LIST.

Exhibit
Number                                      Description
------                                      -----------

3.1 Articles of Incorporation, dated September 30, 1968 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)

3.2 Amended and Restated By-laws, dated January 21, 1993 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)

4.1 Specimen of Common Stock (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28,
           1994)

10.1 Form of Cost Cutters Family Hair Care Franchise Agreement (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 28, 1995)

10.3 Form of Cost Cutters Family Hair Care Development Agreement (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 28, 1995)

10.4 Form of City Looks Salons International Franchise Agreement (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 28, 1995)

* 10.6 1990 Stock Option Plan For Directors, as Amended and Restated on June 23, 1994 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)

* 10.6a Resolutions amending the 1990 Stock Option Plan For Directors adopted December 1, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)

* 10.6b Amendment to 1990 Stock Option Plan for Directors adopted September 21, 1995 (incorporated by reference to the registrant's registration statement on Form S-8 dated October 13, 1995)

* 10.7 1990 Stock Option Plan For Key Employees, as Amended and Restated on June 23, 1994 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)

* 10.7a Resolutions amending the 1990 Stock Option Plan For Key Employees adopted December 1, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)

* 10.7b Amendment to 1990 Stock Option Plan for Key Employees adopted September 21, 1995 (incorporated by reference to the registrant's registration statement on Form S-8 dated October 13, 1995)

10.8 Agreement of Lease for Company Headquarters (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)

* 10.9 Employment Agreement between Frederick A. Huggins, Jr. and The Barbers, Hairstyling for Men & Women, Inc., dated effective April 2, 1990 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)

* 10.10 Addendum to Employment Agreement between Frederick A. Huggins, Jr. and The Barbers, Hairstyling for Men & Women, Inc., dated effective January 1993 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)

* 10.11 Common Stock Purchase Warrant of Frederick A. Huggins, Jr. dated April 2, 1990 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)

*10.14 Salary Continuation Agreement between Patricia D. Kessler and The Barbers, Hairstyling for Men & Women, Inc., dated effective February 9, 1988 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)

10.16 Term Loan and Credit Agreement between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. (incorporated by reference to Amendment No 1 to the registrant's registration statement on Form 10-SB dated August 5, 1994)

10.16a Amendments to Term Loan and Credit Agreement between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended March 30, 1995)

10.16b Amendments to Term Loan and Credit Agreement between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended March 28, 1996)

* 10.17 Employment Agreement between Frederick A. Huggins, Jr. and The Barbers, Hairstyling for Men and Women, Inc., effective October 1, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)

* 10.17a Amendment to Employment Agreement between Frederick A. Huggins, Jr. and The Barbers, Hairstyling for Men & Women, Inc., effective February 6, 1996 (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 28,
           1995)

* 10.18 Common Stock Purchase Warrant of Frederick A. Huggins, Jr. dated October 13, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)

* 10.18a Amendment to Common Stock Purchase Warrant of Frederick A. Huggins, Jr. dated September 21, 1995 (incorporated by reference to the registrant's registration statement on Form S-8 dated October 13,
           1995)

* 10.19 Employment Agreement between Florence F. Francis and The Barbers, Hairstyling for Men & Women, Inc. effective October 1, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)

* 10.20 Common Stock Purchase Warrant of Florence F. Francis dated October 13, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)

* 10.20a Amendment to Common Stock Purchase Warrant of Florence F. Francis dated September 21, 1995 (incorporated by reference to the registrant's registration statement on Form S-8 dated October 13,
           1995)

* 10.21 The Barbers, Hairstyling for Men & Women, Inc. Incentive Compensation Plan (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)

* 10.24 The Barbers Hairstyling for Men & Women, Inc. Deferred Compensation Plan as adopted August 17, 1995 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 28, 1995.)

* 10.25 Special Termination Allowance dated September 21, 1995 (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 28, 1995)

+ 11       Statement regarding Computation of Per Share Earnings

+ 27       Financial Data Schedule - For SEC use only

-------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to Item 13(a).
+          Filed herewith


(b)      REPORTS ON FORM 8-K.

                  The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1996.




                                   SIGNATURES

         In accordance with the requirements of Sections 13 and 15 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized



                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.

Date: December 24, 1996          By: /s/  Frederick A. Huggins, Jr.
                                     ------------------------------
                                 Frederick A. Huggins, Jr.
                                 President, Chief Executive Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-KSB has been signed below by the following persons on behalf of the registrant on December 24, 1996 in the capacities indicated.


/s/ Florence F. Francis               Chairman of the Board of Directors
---------------------------------
Florence F. Francis


/s/ Frederick A. Huggins, Jr.         Chief Executive Officer and Director
---------------------------------
Frederick A. Huggins, Jr.


/s/ J. Brent Hanson                   Vice President and Chief Financial Officer
---------------------------------
J. Brent Hanson


/s/ Marcia J. Bystrom                 Director
---------------------------------
Marcia J. Bystrom


/s/ David E. Emerson                  Director
---------------------------------
David E. Emerson


/s/ Susan F. Goldstein                Director
---------------------------------
Susan F. Goldstein


/s/ Richard H. King                   Director
---------------------------------
Richard H. King


/s/ James L. Reissner                 Director
---------------------------------
James L. Reissner