Form 10-K/A
period 1996-09-26
BARBERS HAIRSTYLING FOR MEN & WOMEN INC
filed 1996-12-27
CIK 926202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               Amendment No. 1 to
                                   FORM 10-KSB


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

* 10.25 Special Termination Allowance dated September 21, 1995 (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 28, 1995)


+ 23.1     Consent of Ernst & Young LLP, independent auditors dated December 26,
           1996


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