Form 10QSB
period 1996-12-26
BARBERS HAIRSTYLING FOR MEN & WOMEN INC
filed 1997-02-10
CIK 926202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended December 26, 1996

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

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes __X__     No____

         On February 7, 1997, the registrant had 2,571,454 outstanding shares of common stock, $.10 par value.



                        Exhibit Index Located on Page 9.





                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION                                        PAGE NO.
-------------------------------                                        --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Statements of Earnings for the Quarter Ended December 26, 1996 and December 28, 1995

         Condensed Consolidated Statements of Financial Position at December 26, 1996 and September 26, 1996

         Condensed Consolidated Statements of Cash Flows for the
         Quarter Ended December 26, 1996 and December 28, 1995

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

Exhibit 11        Statement re: computation of earnings per share

Exhibit 10.1      Term Loan and Credit Agreement between The Barbers,
              Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. dated January 22, 1997.

Exhibit 10.2      Revolving Note between The Barbers, Hairstyling for Men &
              Women, Inc. and Norwest Bank Minnesota, N.A. dated January 22,
              1997.

Exhibit 10.3      Term Note A between The Barbers, Hairstyling for Men & Women,
              Inc. and Norwest Bank Minnesota, N.A. dated January 22, 1997.

Exhibit 10.4      Term Note B between The Barbers, Hairstyling for Men & Women,
              Inc. and Norwest Bank Minnesota, N.A. dated January 22, 1997.

Exhibit 10.5      Arbitration Agreement between The Barbers, Hairstyling for Men
              & Women, Inc. and Norwest Bank Minnesota, N.A. dated January 22, 1997.

Exhibit 27        Financial Data Schedule - For SEC use only



                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               FIRST QUARTER F1997
                                   (UNAUDITED)

                                                       Three Months Ended
                                                 December 26,      December 28,
                                                     1996              1995
                                                 ------------      ------------
REVENUES
      Franchise Royalties                        $ 1,497,065       $ 1,416,834
      Franchise Fees                                 231,118           393,050
      Company-Owned Salons                         1,082,049           520,611
      Beauty Products & Equipment                  1,845,292         2,028,671
      Other                                          187,529           128,436
                                                 -----------       -----------
      Total Revenues                               4,843,053         4,487,602

COSTS & EXPENSES
      Franchise Operations
        Salaries & Benefits                          450,085           457,141
        General & Administrative                     302,903           300,013
                                                 -----------       -----------
      Total                                          752,988           757,154
                                                 -----------       -----------

      Company-Owned Salons
        Salaries & Benefits                          581,208           301,385
        General & Administrative                     318,282           158,966
        Cost of Products & Services                  160,896            85,887
                                                 -----------       -----------
      Total                                        1,060,386           546,238
                                                 -----------       -----------

      Distribution & General Administration
        Salaries & Benefits                          660,009           635,701
        General & Administrative                     604,197           640,750
        Cost of Products & Equipment               1,412,890         1,612,916
                                                 -----------       -----------
      Total                                        2,677,096         2,889,367
                                                 -----------       -----------


OPERATING INCOME                                     352,583           294,843

OTHER INCOME (EXPENSE)
      Interest Income                                 29,838            30,595
      Interest Expense                                (5,698)           (5,871)
      Net Gain on Disposal of Assets                     590            31,017
                                                 -----------       -----------

INCOME BEFORE INCOME TAXES                           377,313           350,584

INCOME TAX EXPENSE                                   158,000           147,000
                                                 -----------       -----------

NET INCOME                                       $   219,313       $   203,584
                                                 ===========       ===========

NET INCOME PER SHARE                             $      0.08       $      0.07
                                                 ===========       ===========

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                  2,805,833         2,715,962
                                                 ===========       ===========

See notes to condensed consolidated financial statements.



                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                             December 28,    September 26,
                                                                 1996            1996
                                                             ------------    -------------
ASSETS                                                        (Unaudited)      (Note 1)
Current assets:
     Cash                                                     $1,038,224      $1,317,448
     Trade receivable, less allowance for doubtful
       accounts of $350,000 in December 1996 and
       $315,000 in September 1996                              2,435,302       2,163,968
     Notes receivable                                            449,614         235,206
     Inventories held for resale                               1,323,794       1,199,939
     Prepaid expenses                                            106,413          74,372
     Deferred income taxes                                       287,000         287,000
                                                              ----------      ----------
Total current assets                                           5,640,347       5,277,933

Notes receivable, less current portion and allowance for
       doubtful notes of $100,000 in December 1996 and
       $100,000 in September 1996                                657,968         733,924
Property, equipment and leasehold impovements, at cost:
    Equipment                                                  1,971,434       1,918,682
    Leasehold improvements                                       852,109         852,109
                                                              ----------      ----------
                                                               2,823,543       2,770,791
    Less accumulated depreciation                              1,886,516       1,816,151
                                                              ----------      ----------
Net property, equipment and leasehold improvements               937,027         954,640

Investment in franchise contracts, less accumulated
       amortization of $238,077 in December 1996 and
       $221,805 in September 1996                                733,282         733,419
Deferred income taxes                                            338,000         338,000
Other assets                                                     228,887         210,287
                                                              ----------      ----------

Total assets                                                  $8,535,511      $8,248,203
                                                              ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt and capital
        lease obligations                                     $   83,123      $   86,675
     Accounts payable                                            388,185         481,897
     Deferred franchise fees                                     177,250         113,750
     Committed advertising                                       483,276         521,208
     Accrued compensation and related payroll taxes              633,074         741,704
     Other accrued expenses                                      465,051         287,011
     Income taxes payable                                        138,609          82,943
                                                              ----------      ----------
Total current liabilities                                      2,368,568       2,315,188

Long term debt and capital lease obligations                      37,500          56,250
Deferred franchise fees                                          226,000         226,000
Deferred compensation                                            218,563         204,278

Shareholders' equity:
     Common stock                                                257,145         256,827
     Additional paid in capital                                  394,495         375,733
     Retained earnings                                         5,033,240       4,813,927
                                                              ----------      ----------
Total shareholder's equity                                     5,684,880       5,446,487
                                                              ----------      ----------

Total liabilities and shareholders' equity                    $8,535,511      $8,248,203
                                                              ==========      ==========

Note 1: The balance sheet at September 26, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain fiscal 1996 items have been reclassified to conform with the fiscal 1997 presentation.

See notes to condensed consolidated financial statements.



                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                December 26,      December 28,
                                                                   1996              1995
                                                                ------------      ------------
OPERATING ACTIVITIES
Net income                                                      $   219,313       $   203,584
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                   95,124            79,765
     Provision for losses on accounts and notes receivable           34,618            66,394
     Gain on sales of property and equipment                           (590)          (31,017)
     Stock compensation                                              19,080            12,150
     Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts and notes receivable                             (444,404)         (844,900)
         Inventories held for resale                               (123,855)         (148,018)
         Prepaid expenses                                           (32,041)          (71,150)
         Other assets                                               (18,600)           13,133
      (Decrease) increase in:
         Payables and accrued expenses                              (47,949)         (285,831)
         Deferred franchise fees                                     63,500           (47,000)
         Income taxes payable                                        55,666            45,448
                                                                -----------       -----------
Net cash used in operating activities                              (180,138)       (1,007,442)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                            590            35,805
Capital expenditures                                                (61,239)         (104,729)
Investment in franchise contracts                                   (16,135)          (14,746)
                                                                -----------       -----------
Net cash used in investing activities                               (76,784)          (83,670)

FINANCING ACTIVITIES
Principle payments on long-term debt                                (18,750)          (18,750)
Principle payments on capital lease obligations                      (3,552)           (8,288)
                                                                -----------       -----------
Net cash used in financing activities                               (22,302)          (27,038)
                                                                -----------       -----------

Net decrease in cash and cash equivalents                          (279,224)       (1,118,150)

Cash and cash equivalents at beginning of period                  1,317,448         2,121,310
                                                                -----------       -----------

Cash and cash equivalents at end of period                      $ 1,038,224       $ 1,003,160
                                                                ===========       ===========


CASH PAID DURING PERIOD FOR:
     Interest                                                   $     5,698       $     5,871
     Taxes                                                      $   102,334       $   101,552


See notes to condensed consolidated financial statements.




              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of results have been included. Operating results for the three months ended December 26, 1996, are not necessarily indicative of the results that may be expected for the year ended September 25, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended September 26, 1996.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is in the business of franchising two different hair care salon concepts that provide hair care products for men, women, and children. Most franchises do business under the names "Cost Cutters Family Hair Care(R)" ("Cost Cutters") or "City Looks Salons International(R)" ("City Looks"). The Company also has a limited number of franchises operating under the names "The Barbers, Hairstyling for Men & Women(R)", "Family Haircut Stores" and "The Hair Performers". The Company currently sells only franchises in Cost Cutters and City Looks.

         The Company had 801 franchised and Company-owned salons in operation as of December 26, 1996, compared to 721 at December 28, 1995. The Company primarily earns revenue through its franchise operations from initial franchise fees, franchise royalties, and sales of beauty products and equipment to the franchisees.

         The Company operates on a 52/53 week year basis. The fiscal years 1997 and 1996 include 52 weeks of operations.

RESULTS OF OPERATIONS

REVENUES: The Company's total revenues were $4,843,053 for the first quarter of fiscal 1997, an increase of $355,451 or 7.9% over the first quarter of the previous year. Franchise royalties totaled $1,497,065 for the first quarter of fiscal 1997 which is an increase of 5.7% over the comparable period for the previous year. This increase was due to an increase in per store sales by franchised salons as well as an increase in the number of salons in operation in fiscal 1997 as compared to fiscal 1996. Franchise fee revenue (initial franchise fees) decreased $161,932 or 41.2% to $231,118 for the first quarter of fiscal 1997. The decrease in franchise fee revenue was due to a decrease in the number of salons opened during the comparable periods. A total of nineteen new salons opened in the first quarter of fiscal 1997 versus thirty-three new salons in the first quarter of the previous year. Revenue from Company-owned salons was $1,082,049 for the first quarter, an increase of 107.8% over the first quarter of the previous year. The increase in revenue from Company-owned salons are due primarily to the addition of fifteen new Company-owned salons; thirteen during the later half of fiscal 1996 and two during the first quarter of fiscal 1997. During the first quarter of fiscal 1996, the Company operated nine Company-owned salons. Beauty product and equipment sales for the first quarter of fiscal 1997 were $1,845,292, a decrease of $183,379 or 9.0% from the first quarter of the previous year. The decrease in beauty product and equipment sales was attributable to a decrease in the total number of new salons opened during the first quarter of fiscal 1997 compared to the same period for the previous year.

COSTS & EXPENSES - FRANCHISE OPERATIONS: Total franchise operations expenses were $752,988 for the first quarter of fiscal 1997. This was a decrease of 0.6% from the first quarter of fiscal 1996. The operating expenses of the first quarter of fiscal 1996 include the travel and meeting costs for a franchisee convention held at a remote location. The franchisee convention was held locally during the first quarter of fiscal 1997.

COSTS & EXPENSES - COMPANY-OWNED SALONS: The Company presently owns and operates twenty-four salons: twenty-three operate as Cost Cutters salons and one operates as a City Looks. Thirteen of the Cost Cutters salons were opened in the later half of fiscal 1996 and two were opened in the first quarter of fiscal 1997. Twenty-one of the Cost Cutters operate inside Wal-Mart Supercenters. First quarter operating costs for the Company-owned salons were $1,060,386 as compared to $546,238 for the first quarter of the previous year, an increase of 94.1%. This increase was primarily due to the costs associated with opening and operating the new Cost Cutters salons.

COSTS & EXPENSES - DISTRIBUTION AND GENERAL ADMINISTRATION: Total operating expenses for distribution and general administration for the first quarter of fiscal 1997 were $2,677,096 which is a decrease of $212,271 or 7.3% from the first quarter of the prior year. Most of this decrease was due to decreased cost of products and equipment sold, which corresponds to the decrease in sales of products and equipment. The first quarter cost of products and equipment sold was $1,412,890 versus a prior year cost of $1,612,916, a decrease of 12.4%. Margins on the sale of products and equipment were 23.4% versus 20.5% the previous year. Salaries and benefits were $660,009 for the first quarter of fiscal 1997 versus $635,701 for the first quarter of fiscal 1996, an increase of 3.8%. This increase was due to increases in staff size and an average increase in salaries of 4.0%. General and administrative expenses for the first quarter decreased by $36,553 or 5.7% from the previous year to $604,197. The majority of the decreases were in the areas of reserves for bad debts and travel expenses.

OPERATING INCOME: Operating income was $352,583 for the first quarter of fiscal 1997 as compared to $294,843 for the comparable period of the prior year, an increase of 19.6%. Operating income as a percent of revenue was 7.3% for the first quarter of fiscal 1997 versus 6.6% for the comparable period of the previous fiscal year.

INTEREST INCOME AND EXPENSE: Interest income was $29,838 for the first quarter of fiscal 1997, which is a decrease of $757 or 2.5% from the interest income of the first quarter of fiscal 1996. Interest expense was $5,698 for the first quarter of fiscal 1997 compared to $5,871 for the comparable period of fiscal 1996. This decrease in interest expense was due to decreases in long term debt.

NET GAIN ON DISPOSAL OF ASSETS: During the first quarter of fiscal 1997 the Company sold miscellaneous assets. The Company recorded a net gain on disposal of these assets of $590. During the comparable period of the previous year, the $31,017 gain on the disposal of assets was due to the sale of one Company-owned salon, one rental property, and miscellaneous assets.

INCOME TAXES: The Company's effective tax rates for the first quarter of fiscal 1997 and fiscal 1996 were 41.9%. The Company anticipates that the rate for the balance of fiscal 1997 will be approximately 42%.

NET INCOME: The Company's net income for the first quarter of 1997 was $219,313 or $.08 per share. This was an increase of $15,729 or 7.7% over the first quarter of fiscal 1996 net income and an increase of $.01 per share.

LIQUIDITY AND CAPITAL RESOURCES: The Company has generally been able to produce sufficient cash from operations to support the routine expansion of its business, and expects to continue to do the same in fiscal 1997. The Company expects capital expenditures during fiscal 1997 to be approximately $400,000, primarily due to the addition of several new Company-owned salons and routine replacement of office equipment.

The Company as of December 26, 1996, had a line of credit in the amount of $1,000,000 which carried an interest rate of .50% over the bank's prime rate which expires April 30, 1997. In addition, the Company also had a term loan with this same lender. The interest rate on this loan was .75% over the bank's prime rate. The balance on the loan as of the end of the first quarter of fiscal 1997 was $112,500. All other long term debt represents capital leases. See Item 5 for information regarding new debt.


                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Company announced on December 26, 1996, that it had entered into a preliminary agreement to acquire the trademark and franchise agreements of We Care Hair Development, Inc., a Chicago-based chain of value-priced hair care salons. This acquisition was completed on January 24, 1997. The purchase price was $2 million plus a percentage of future royalties. We Care Hair(R) has approximately 140 franchised salons operating throughout the United States and Mexico with a concentration in Illinois, Indiana, and Ohio. Details of this acquisition are included in the Company's form 8-K which was filed February 6, 1997. The Company negotiated term loans totaling $2.5 million from Norwest Bank Minnesota, N.A. to finance this acquisition. In addition, Norwest Bank Minnesota, N.A. agreed to increase the Company's line of credit to $1.5 million. Details of these loan agreements are included in the exhibits to this document.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

Exhibit
Number                              Description
------                              -----------

11            Statement re: computation of earnings per share

10.1 Term Loan and Credit Agreement between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. dated January 22, 1997.

10.2 Revolving Note between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. dated January 22, 1997.

10.3          Term Note A between The Barbers, Hairstyling for Men & Women, Inc.
              and Norwest Bank Minnesota, N.A. dated January 22, 1997.

10.4          Term Note B between The Barbers, Hairstyling for Men & Women, Inc.
              and Norwest Bank Minnesota, N.A. dated January 22, 1997.

10.5 Arbitration Agreement between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. dated January 22, 1997.

27            Financial Data Schedule - For SEC use only

(b) The Company did not file any reports on Form 8-K during the three months ended December 26, 1996.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                                                 (Registrant)

Date:  February 7, 1997                          By:  /s/ J. Brent Hanson
                                                      -------------------
                                                 J. Brent Hanson
                                                 Vice President


                                                 By:  /s/ J. Brent Hanson
                                                      -------------------
                                                 J. Brent Hanson
                                                 Chief Financial Officer