Form 10QSB
period 1997-03-27
BARBERS HAIRSTYLING FOR MEN & WOMEN INC
filed 1997-05-12
CIK 926202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 27, 1997

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

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No__

         On May 8, 1997, the registrant had 2,578,204 outstanding shares of common stock, $. 10 par value.




                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Statements of Earnings for the Quarter Ended March 27, 1997 and March 28, 1996

         Condensed Consolidated Statements of Financial Position at March 27, 1997 and September 26, 1996

         Condensed Consolidated Statements of Cash Flows for the
         Quarter Ended March 27, 1997 and March 28, 1996

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



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 4.  Submission of Matters to Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Exhibit 11        Statement re: computation of earnings per share
Exhibit 27        Financial Data Schedule - For SEC use only



                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              SECOND QUARTER F1997
                                   (UNAUDITED)

                                                   Three Months Ended             Six Months Ended
                                                March 27,       March 28,      March 27,        March 28,
                                                  1997            1996           1997             1996
                                              ------------    ------------    ------------    ------------
REVENUES
      Franchise Royalties                     $  1,754,202    $  1,476,624    $  3,251,267    $  2,893,458
      Franchise Fees                               193,200         217,000         424,318         610,050
      Company-Owned Salons                       1,042,828         563,705       2,124,877       1,084,316
      Beauty Products & Equipment                2,446,643       2,034,407       4,291,935       4,063,078
      Other                                        147,365          72,112         334,894         200,548
                                              ------------    ------------    ------------    ------------
      Total Revenues                             5,584,238       4,363,848      10,427,291       8,851,450

COSTS & EXPENSES
      Franchise Operations
        Salaries & Benefits                        502,001         449,376         952,086         906,517
        General & Administrative                   235,033         225,299         537,936         525,312
                                              ------------    ------------    ------------    ------------
      Total                                        737,034         674,675       1,490,022       1,431,829
                                              ------------    ------------    ------------    ------------

      Company-Owned Salons
        Salaries & Benefits                        579,627         337,379       1,160,835         638,764
        General & Administrative                   296,333         190,136         614,615         349,102
        Cost of Products & Services                142,145          80,403         303,041         166,290
                                              ------------    ------------    ------------    ------------
      Total                                      1,018,105         607,918       2,078,491       1,154,156
                                              ------------    ------------    ------------    ------------

      Distribution & General Administration
        Salaries & Benefits                        773,322         620,724       1,433,331       1,256,425
        General & Administrative                   629,086         481,390       1,233,283       1,122,140
        Cost of Products & Equipment             1,859,832       1,597,410       3,272,722       3,210,326
                                              ------------    ------------    ------------    ------------
      Total                                      3,262,240       2,699,524       5,939,336       5,588,891
                                              ------------    ------------    ------------    ------------

OPERATING INCOME                                   566,859         381,731         919,442         676,574

OTHER INCOME (EXPENSE)
      Interest Income                               37,629          29,580          67,467          60,175
      Interest Expense                             (35,368)         (6,691)        (41,066)        (12,562)
      Net Gain on Disposal of Assets                 2,476              75           3,066          31,092
                                              ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                         571,596         404,695         948,909         755,279

INCOME TAX EXPENSE                                 241,000         170,000         399,000         317,000
                                              ------------    ------------    ------------    ------------

NET INCOME                                    $    330,596    $    234,695    $    549,909    $    438,279
                                              ============    ============    ============    ============

NET INCOME PER SHARE                          $       0.12    $       0.09    $       0.20    $       0.16
                                              ============    ============    ============    ============

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                2,818,055       2,730,664       2,811,416       2,724,830
                                              ============    ============    ============    ============


See notes to condensed consolidated financial statements.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                             March 27,    September 26,
                                                                               1997          1996
                                                                            -----------   -----------
ASSETS                                                                      (Unaudited)     (Note 1)
Current assets:
     Cash                                                                   $ 1,565,412   $ 1,317,448
     Trade receivable, less allowance for doubtful
       accounts of $350,000 in March, 1997 and
       $315,000 in September, 1996                                            2,998,256     2,163,968
     Notes receivable                                                           456,117       235,206
     Inventories held for resale                                              1,398,597     1,199,939
     Prepaid expenses                                                            94,786        74,372
     Deferred income taxes                                                      287,000       287,000
                                                                            -----------   -----------
Total current assets                                                          6,800,168     5,277,933

Notes receivable, less current portion and allowance for
       doubtful notes of $100,000 in March, 1997 and
       $100,000 in September, 1996                                              507,295       733,924
Property, equipment and leasehold impovements, at cost:
    Equipment                                                                 2,023,368     1,918,682
    Leasehold improvements                                                      852,109       852,109
                                                                            -----------   -----------
                                                                              2,875,477     2,770,791
    Less accumulated depreciation                                             1,953,244     1,816,151
                                                                            -----------   -----------
Net property, equipment and leasehold improvements                              922,233       954,640

Investment in franchise contracts, less accumulated
       amortization of $297,653 in March, 1997 and
       $221,805 in September, 1996                                            2,686,754       733,419
Deferred income taxes                                                           338,000       338,000
Other assets                                                                    257,374       210,287
                                                                            -----------   -----------

Total assets                                                                $11,511,824   $ 8,248,203
                                                                            ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt and capital
        lease obligations                                                   $   271,719   $    86,675
     Accounts payable                                                           773,366       481,897
     Deferred franchise fees                                                    116,250       113,750
     Committed advertising                                                      651,459       521,208
     Accrued compensation and related payroll taxes                             484,918       741,704
     Other accrued expenses                                                     412,995       287,011
     Income taxes payable                                                         9,043        82,943
                                                                            -----------   -----------
Total current liabilities                                                     2,719,750     2,315,188

Long term debt and capital lease obligations                                  2,300,120        56,250
Deferred franchise fees                                                         226,000       226,000
Deferred compensation                                                           250,478       204,278

Shareholders' equity:
     Common stock                                                               257,145       256,827
     Additional paid in capital                                                 394,495       375,733
     Retained earnings                                                        5,363,836     4,813,927
                                                                            -----------   -----------
Total shareholder's equity                                                    6,015,476     5,446,487
                                                                            -----------   -----------

Total liabilities and shareholders' equity                                  $11,511,824   $ 8,248,203
                                                                            ===========   ===========


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


                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Six Months Ended
                                                              March 27,      March 28,
                                                                1997           1996
                                                             -----------    -----------
OPERATING ACTIVITIES
Net income                                                   $   549,909    $   438,279
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                               232,564        169,158
     Provision for losses on accounts and notes receivable        60,000        141,217
     Gain on sales of property and equipment                      (3,066)       (31,092)
     Deferred income taxes                                           -          (60,000)
     Stock compensation                                           19,080         12,150
     Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts and notes receivable                          (888,570)    (1,108,881)
         Inventories held for resale                            (198,658)      (191,598)
         Prepaid expenses                                        (20,414)       (83,857)
         Other assets                                            (47,087)         9,591
      (Decrease) increase in:
         Payables and accrued expenses                           337,118       (195,340)
         Deferred franchise fees                                   2,500        (78,311)
         Income taxes payable                                    (73,900)        (3,105)
                                                             -----------    -----------
Net cash used in operating activities                            (30,524)      (981,789)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                      98,590         35,880
Capital expenditures                                            (219,834)      (303,783)
Investment in franchise contracts                             (2,029,182)       (30,177)
                                                             -----------    -----------
Net cash used in investing activities                         (2,150,426)      (298,080)

FINANCING ACTIVITIES
Additions to long-term debt                                    2,500,000            -
Principle payments on long-term debt                             (63,882)       (37,500)
Principle payments on capital lease obligations                   (7,204)       (14,377)
                                                             -----------    -----------
Net cash provided by (used in) financing activities            2,428,914        (51,877)
                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents             247,964     (1,331,746)

Cash and cash equivalents at beginning of period               1,317,448      2,121,310
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $ 1,565,412    $   789,564
                                                             ===========    ===========


CASH PAID DURING PERIOD FOR:
     Interest                                                $    41,066    $    12,562
     Taxes                                                   $   448,900    $   380,105




              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of results have been included. Operating results for the six months ended March 27, 1997, are not necessarily indicative of the results that may be expected for the year ended September 25, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended September 26, 1996.

NOTE B - NET INCOME PER SHARE

         The net income per share is computed using the weighted average number of shares of common stock, and common stock equivalents, outstanding during the periods presented.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the second quarter ended March 27, 1997 and March 28, 1996 is not expected to be material.

NOTE C - ACQUISITION OR DISPOSITION OF ASSETS

         On January 24, 1997 The Barbers, Hairstyling for Men & Women, Inc. (the "Company"), through its wholly-owned subsidiary, WCH, Inc., completed its acquisition of the assets of We Care Hair Development Inc. ("WCHDI") and the issued and outstanding capital stock of We Care Realty Inc. ("WCRI"). Pursuant to these acquisitions, the Company will own the "We Care Hair"(R) franchise system which includes a chain of franchisees operating approximately 140 value-priced hair care salons located throughout the United States and Mexico.

         The assets of WCHDI and stock of WCRI were acquired for aggregate consideration of $2 million in cash plus 40% of fees received from existing franchisees during the next six years. The Asset Purchase Agreement dated December 24, 1996 with WCHDI and the Stock Purchase Agreement dated January 24, 1997 were filed as Exhibits 2.1 and 2.3 of the Form 8-K. The purchase price and other terms of the agreements were determined by negotiation between the parties.

         The Company obtained the cash consideration from a loan from Norwest Bank N.A., which was collateralized by a first lien security interest in the Company's accounts receivable, inventories, equipment and general intangibles.

         Prior to this acquisition, there existed no relationship between WCHDI or WCRI, and the Company or any of its affiliates, any director or officer of the Company or any associate of any such officer or director.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is in the business of franchising three different hair care salon concepts that provide hair care products for men, women, and children. Most franchises do business under the names "Cost Cutters Family Hair Care(R)" ("Cost Cutters"), "City Looks Salons International(R)" ("City Looks") and "We Care Hair(R)". The Company also has a limited number of franchises operating under the names "The Barbers, Hairstyling for Men & Women(R)", "Family Haircut Stores" and "The Hair Performers". The Company currently sells only franchises in Cost Cutters, City Looks and We Care Hair.

         The Company had 945 franchised and company-owned salons in operation as of March 27, 1997, compared to 738 at March 28, 1996. The Company primarily earns revenue through its franchise operations from initial franchise fees, franchise royalties, and sales of beauty products and equipment to the franchisees.

         The Company operates on a 52/53 week year basis. The fiscal years 1997 and 1996 include 52 weeks of operations.

RESULTS OF OPERATIONS

REVENUES: The Company's total revenues were $5,584,238 for the second quarter of fiscal 1997 and $10,427,291 for the first six months of fiscal 1997, an increase of 28.0% and 17.8% respectively over the comparable periods of the previous year. Franchise royalties totaled $1,754,202 for the second quarter of fiscal 1997 which is an increase of 18.8% over the second quarter of the previous year. Franchise royalties for the first six months increased 12.4% to $3,251,267 versus the comparable period of the previous year. The increase in franchise royalties was due to an increase in average per store sales by franchised salons as well as an increase in the number of salons in operation in the first six months of fiscal 1997 as compared to the same period of fiscal 1996. Franchise fee revenue (initial franchise fees) was $193,200 during the second quarter of fiscal 1997, a decrease of 11.0% versus the second quarter of fiscal 1996. The decrease in franchise fee revenue was due to a decrease in the number of salons opened during the comparable periods. A total of fifteen new salons opened in the second quarter of fiscal 1997 versus twenty-six new salons in the second quarter of the previous year. Year to date the franchise fee revenue has decreased $185,732 or 30.4% over the prior year comparable period to $424,318. This represents openings of 29 franchised locations and four company-owned salons versus 54 franchised locations and five company-owned salons for the first six months of the previous year. Revenue from company-owned salons was $1,042,828 for the second quarter and $2,124,877 for the first six months of fiscal 1997, an increase of 85.0% and 96.0% respectively over the comparable periods of the previous year. The increase in revenue from company-owned salons is due primarily to the addition of seventeen new Company-owned salons; thirteen during the later half of fiscal 1996 and four during the first six months of fiscal 1997. Beauty product and equipment sales for the second quarter of fiscal 1997 were $2,446,643, an increase of $412,236 or 20.3% over the second quarter of the previous year. Year to date revenue from beauty products and equipment was $4,291,935, an increase of 5.6% over the first six months of the previous year. The increase in beauty product and equipment sales includes a $300,000 increase in export sales. Product sales also increased due to the addition of new salons and selected price increases. Equipment prices also increased, but total equipment sales decreased 6.9% because of a decrease in the number of new salon openings.

COSTS & EXPENSES - FRANCHISE OPERATIONS: Total franchise operations expenses were $737,034 for the second quarter and $1,490,022 for the first six months of fiscal 1997. This was an increase of 9.2% and 4.1% respectively over the comparable periods of fiscal 1996. The increase was due to growth in field staff and related travel to service new salons including the new We Care Hair salons, and general salary increases averaging about 4.0%.

COSTS & EXPENSES - COMPANY-OWNED SALONS: The Company presently owns and operates 22 salons: 21 operate as Cost Cutters salons and one operates as a City Looks. Thirteen of the Cost Cutters salons opened in the later half of fiscal 1996 and four were opened in the first six months of fiscal 1997. Nineteen of the Cost Cutters operate inside Wal-Mart Supercenters. During the second quarter of fiscal 1997 four Company-owned salons were sold. Second quarter operating costs for the company-owned salons were $1,018,105 as compared to $607,918 for the second quarter of the previous year, an increase of 67.5%. Year to date operating costs were $2,078,491 versus $1,154,156 for the comparable period of the previous year. The increase was primarily due to the costs associated with opening and operating the new Cost Cutters salons.

COSTS & EXPENSES - DISTRIBUTION AND GENERAL ADMINISTRATION: Total operating expenses for distribution and general administration for the second quarter of fiscal 1997 were $3,262,240 which is an increase of $562,716 or 20.8% over the second quarter of the prior year. Expenses for the first half of fiscal 1997 were $5,939,336 as compared to $5,588,891 in fiscal 1996, an increase of 6.3%. Most of this increase was due to increased cost of products and equipment sold, which corresponds to the increase in sales of products and equipment. The second quarter cost of products and equipment sold was $1,859,832 versus a prior year cost of $1,597,410, an increase of 16.4%. Year to date costs of products and equipment were $3,272,722 versus $3,210,326 the previous year, an increase of 1.9%. Margins on the sale of products and equipment were 24.0% and 23.7% for the second quarter and first six months respectively. This compares with 21.5% and 21.0% for the same periods of the previous year. The increase in margins is primarily due to changes in product mix. Salaries and benefits were $773,322 and $1,433,331 for the second quarter and first six months of fiscal 1997. This compares with $620,724 and $1,256,425 for the comparable periods of the previous year and represents an increase of 24.6% and 14.1% respectively. The increase was due to increases in staff size, as well as an average increase in salaries of 4.0%. General and administrative expenses for the second quarter increased 30.7% to $629,086. Year to date general and administrative expenses increased by $111,143 or 9.9% over the previous year to $1,233,283. A large portion of the increase is due to additional professional fees and amortization related to the acquisition of We Care Hair.

OPERATING INCOME: Operating income was $566,859 for the second quarter and $919,442 for the first six months of fiscal 1997. This compares to $381,731 and $676,574 for the comparable periods of the prior year, an increase of 48.5% and 35.9% respectively. Operating income as a percent of revenue was 10.2% for the second quarter and 8.8% for the first six months of fiscal 1997. This compares to 8.7% and 7.6% for the comparable periods of the previous fiscal year.

INTEREST INCOME AND EXPENSE: Interest income was $37,629 for the second quarter and $67,467 for the first six months of fiscal 1997, an increase versus the previous year of 27.2% and 12.1% respectively. Interest expense was $35,368 for the second quarter and $41,066 for the first six months of fiscal 1997. This compares to $6,691 and $12,562 for the comparable periods of fiscal 1996. This increase in interest expense was due to additions in long term debt related to the acquisition of We Care Hair.

NET GAIN ON DISPOSAL OF ASSETS: During the second quarter of fiscal 1997, the Company sold four company-owned salons and miscellaneous assets. The Company recorded a net gain on disposal of these assets of $2,476. During the first quarter of fiscal 1996, the Company sold one company-owned salon, one rental property, and miscellaneous assets. The Company recorded a net gain on disposal of these assets of $31,017. Gains during the first quarter of fiscal 1997 as well as the second quarter of the previous year were minimal.

INCOME TAXES: The Company's effective tax rate for the second quarter and first half of fiscal 1997 was 42.2% and 42.0% respectively, versus a rate of 42.0% for the second quarter and first six months of fiscal 1996. The Company anticipates that the rate for the balance of fiscal 1997 will be approximately 42%.

NET INCOME: The Company's net income for the second quarter of 1997 was $330,596 or $.12 per share. This was an increase of $95,901 or 40.9% over the second quarter of fiscal 1996 net income and an increase of $.03 per share. Net income for the first six months of fiscal 1997 was up 25.5% to $549,909. Earnings per share for the first six months were $.20 per share as compared to $.16 for the previous year.

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

The Company currently has a line of credit in the amount of $1,500,000 which carries an interest rate at the bank's prime rate which expires June 30, 1998. In addition, the Company also has three term loans with this same lender. One of these loans carries an interest rate equal to the bank's prime rate and had a balance of $93,750 at March 27, 1997. A second loan also carries an interest rate equal to the bank's prime rate and had a balance of $1,000,000 at the end of the quarter. The third loan carries an interest rate of 8.82% and had a balance of $1,473,617.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 4, 1997, the Company was named as a defendant in LELA BISHOP, ET AL., V. DOCTOR'S ASSOCIATES, INC., FREDERICK DELUCA, PETER H. BUCK, FRANCHISE WORLD HEADQUARTERS, INC., WE CARE HAIR DEVELOPMENT, INC., JOHN AMICO, SR., FRED FLORIO, THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC., WE CARE HAIR REALTY, INC., FRANCHISE REAL ESTATE LEASING CORP., JOHN F. AMICO & COMPANY, WCH, INC. AND JAMI INTERNATIONAL, INC. (Circuit Court, Third Judicial Circuit, Madison County, Illinois, Cause No. 97-L-231, filed February 4, 1997). Eighteen We Care Hair(R) franchisees have filed this lawsuit and requested certification of the lawsuit as a class action pursuant to 735 ILCS Section 5/2-801 et seq. on behalf of all past and present We Care Hair(R) franchisees. This lawsuit has been brought against the above defendants for alleged breaches of fiduciary duty, fraud, violations of the Illinois Franchise Disclosure Act and violations of the Illinois Anti-trust Statute. The plaintiffs seek to recover an award of actual damages, punitive damages, treble damages and attorneys fees in an amount not to exceed, in the aggregate, under all counts of the complaint, against all defendants, the sum of $74,950 for each franchisee, and for court costs. The Barbers and its wholly-owned subsidiary, WCH, Inc., have been named as defendants in this lawsuit under the theory that they acted with all other defendants pursuant to a civil conspiracy and/or mutual scheme with concerted action for the purpose of constructively terminating the We Care Hair(R) franchises throughout the country by convincing We Care Hair(R) franchisees to execute new franchise agreements with The Barbers to operate as Cost Cutters franchisees and decrease and/or eliminate all services and advertising for remaining We Care Hair(R) franchisees. We Care Hair Realty, Inc., a wholly-owned subsidiary of WCH, Inc., has been named as a defendant in this lawsuit under the theory that it also participated in the conspiracy or scheme by attempting to transfer the We Care Hair(R) subleases to The Barbers and WCH, Inc. This case is in the early pretrial stage.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On December 30, 1996, proxy statements were mailed to the holders of record of 2,571,454 shares of common stock to solicit proxies in connection with the Annual Meeting of Shareholders on January 28, 1997. Two proposals were submitted to a vote of shareholders, as follows:

(a) Election of Directors - the following Directors were nominated for re-election for terms of one year: Florence F. Francis, Frederick A. Huggins, Marcia J. Bystrom, David E. Emerson, Susan F. Goldstein, Richard H. King, and James L. Reissner. All directors were re-elected with 2,356,064 shares voting yes.

(b) Ratification and Appointment of Independent Auditors - Ernst & Young LLP were auditors for the fiscal year ended September 26, 1996. The Company has appointed Ernst & Young LLP as auditors for the year ending September 25, 1997. The appointment of Ernst & Young as auditors for fiscal 1997 was ratified by a vote of shareholders with 2,348,690 shares voting yes, 465 shares voting no, and 7,038 shares abstaining.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

Exhibit
 Number                    Description
  11       Statement re: computation of earnings per share
  27       Financial Data Schedule - For SEC use only

(b) The Company filed a report on Form 8-K under Item 2 on February 6, 1997 and filed an amendment to such report on April 7, 1997 which included financial statements required by Item 7 of Form 8-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                                               (Registrant)

Date:  May 8, 1997                    By:  /s/ J. Brent Hanson
                                           --------------------
                                           J. Brent Hanson
                                           Vice President


                                      By:  /s/ J. Brent Hanson
                                           --------------------
                                           J. Brent Hanson
                                           Chief Financial Officer