Form 10QSB
period 1997-06-26
BARBERS HAIRSTYLING FOR MEN & WOMEN INC
filed 1997-08-11
CIK 926202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 26, 1997

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

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No__

         On August 8, 1997, the registrant had 2,585,704 outstanding shares of common stock, $. 10 par value.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Earnings for the Quarter Ended June 26, 1997 and June 27, 1996

         Condensed Consolidated Statements of Financial Position at June 26, 1997 and September 26, 1996

         Condensed Consolidated Statements of Cash Flows for the
         Quarter Ended June 26, 1997 and June 27, 1996

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Exhibit 11     Statement re: computation of earnings per share
Exhibit 27     Financial Data Schedule

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               THIRD QUARTER F1997
                                   (UNAUDITED)

                                                    Three Months Ended               Nine Months Ended
                                                 June 26,        June 27,        June 26,         June 27,
                                                   1997            1996            1997             1996
                                               -----------     -----------     ------------     ------------
REVENUES
      Franchise Royalties                      $ 1,923,927     $ 1,588,490     $  5,175,194     $  4,481,948
      Franchise Fees                               222,750         309,299          647,068          919,349
      Company-Owned Salons                       1,200,842         850,453        3,325,719        1,934,769
      Beauty Products & Equipment                2,169,520       2,051,056        6,461,455        6,114,134
      Other                                         81,136         113,319          416,030          313,867
                                               -----------     -----------     ------------     ------------
      Total Revenues                             5,598,175       4,912,617       16,025,466       13,764,067

COSTS & EXPENSES
      Franchise Operations
        Salaries & Benefits                        511,948         456,051        1,464,034        1,362,568
        General & Administrative                   259,078         243,220          797,015          768,532
                                               -----------     -----------     ------------     ------------
      Total                                        771,026         699,271        2,261,049        2,131,100
                                               -----------     -----------     ------------     ------------

      Company-Owned Salons
        Salaries & Benefits                        643,027         510,638        1,803,862        1,149,402
        General & Administrative                   293,086         260,547          907,701          609,649
        Cost of Products & Services                195,711         132,097          498,752          298,387
                                               -----------     -----------     ------------     ------------
      Total                                      1,131,824         903,282        3,210,315        2,057,438
                                               -----------     -----------     ------------     ------------

      Distribution & General Administration
        Salaries & Benefits                        751,705         674,939        2,185,036        1,931,364
        General & Administrative                   695,280         574,988        1,928,564        1,697,128
        Cost of Products & Equipment             1,638,994       1,582,130        4,911,714        4,792,456
                                               -----------     -----------     ------------     ------------
      Total                                      3,085,979       2,832,057        9,025,314        8,420,948
                                               -----------     -----------     ------------     ------------


OPERATING INCOME                                   609,346         478,007        1,528,788        1,154,581

OTHER INCOME (EXPENSE)
      Interest Income                               35,596          30,362          103,063           90,537
      Interest Expense                             (54,512)        (15,903)         (95,577)         (28,465)
      Net Gain(Loss) on Disposal of Assets          (6,171)              -           (3,105)          31,092
                                               -----------     -----------     ------------     ------------

INCOME BEFORE INCOME TAXES                         584,259         492,466        1,533,169        1,247,745

INCOME TAX EXPENSE                                 244,000         207,000          643,000          524,000
                                               -----------     -----------     ------------     ------------

NET INCOME                                     $   340,259     $   285,466     $    890,169     $    723,745
                                               ===========     ===========     ============     ============

NET INCOME PER SHARE                           $      0.12     $      0.10     $       0.32     $       0.26
                                               ===========     ===========     ============     ============

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                2,820,088       2,758,585        2,811,250        2,735,458
                                               ===========     ===========     ============     ============

See notes to condensed consolidated financial statements.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                               June 26,     September 26,
                                                                1997            1996
                                                             -----------    -------------
ASSETS                                                       (Unaudited)       (Note 1)
Current assets:
     Cash                                                    $ 2,070,426     $1,317,448
     Trade receivable, less allowance for doubtful
       accounts of $450,000 in June, 1997 and
       $315,000 in September, 1996                             2,893,432      2,163,968
     Notes receivable                                            422,641        235,206
     Inventories held for resale                               1,417,578      1,199,939
     Prepaid expenses                                             76,169         74,372
     Deferred income taxes                                       287,000        287,000
                                                             -----------     ----------
Total current assets                                           7,167,246      5,277,933

Notes receivable, less current portion and allowance for
       doubtful notes of $100,000 in June, 1997 and
       September, 1996                                           745,545        733,924
Property, equipment and leasehold impovements, at cost:
    Equipment                                                  1,996,181      1,918,682
    Leasehold improvements                                       910,037        852,109
                                                             -----------     ----------
                                                               2,906,218      2,770,791
    Less accumulated depreciation                              2,024,589      1,816,151
                                                             -----------     ----------
Net property, equipment and leasehold improvements               881,629        954,640

Investment in franchise contracts, less accumulated
       amortization of $347,839 in June, 1997 and
       $221,805 in September, 1996                             2,664,943        733,419
Deferred income taxes                                            338,000        338,000
Other assets                                                     252,712        210,287
                                                             -----------     ----------

Total assets                                                 $12,050,075     $8,248,203
                                                             ===========     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt and capital
        lease obligations                                    $   312,565     $   86,675
     Accounts payable                                            699,046        481,897
     Deferred franchise fees                                     107,750        113,750
     Committed advertising                                       714,350        521,208
     Accrued compensation and related payroll taxes              723,274        741,704
     Other accrued expenses                                      453,958        287,011
     Income taxes payable                                        (17,464)        82,943
                                                             -----------     ----------
Total current liabilities                                      2,993,479      2,315,188

Long term debt and capital lease obligations                   2,196,985         56,250
Deferred franchise fees                                          226,000        226,000
Deferred compensation                                            265,125        204,278

Shareholders' equity:
     Common stock                                                257,820        256,827
     Additional paid in capital                                  406,570        375,733
     Retained earnings                                         5,704,096      4,813,927
                                                             -----------     ----------
Total shareholder's equity                                     6,368,486      5,446,487
                                                             -----------     ----------

Total liabilities and shareholders' equity                   $12,050,075     $8,248,203
                                                             ===========     ==========

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

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                                June 26,        June 26,
                                                                 1997            1996
                                                              -----------     -----------
OPERATING ACTIVITIES
Net income                                                    $   890,169     $   723,745
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                367,483         267,500
     Provision for losses on accounts and notes receivable        191,286         204,646
     (Gain)/Loss on sales of property and equipment                 3,105         (31,092)
     Deferred income taxes                                              -         (60,000)
     Stock compensation                                            19,080          56,198
     Stock awarded to Franchisees under the
       Designer Salon Program                                           -          39,450
     Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts and notes receivable                         (1,119,806)     (1,196,487)
         Inventories held for resale                             (217,639)       (364,356)
         Prepaid expenses                                          (1,797)        (61,411)
         Other assets                                             (42,425)        (21,276)
      (Decrease) increase in:
         Payables and accrued expenses                            619,655         (92,366)
         Deferred franchise fees                                   (6,000)        (80,227)
         Income taxes payable                                    (100,407)        (14,625)
                                                              -----------     -----------
Net cash provided by (used in) operating activities               602,704        (630,301)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                      111,786          35,880
Capital expenditures                                             (283,329)       (458,049)
Investment in franchise contracts                              (2,057,558)        (30,177)
                                                              -----------     -----------
Net cash used in investing activities                          (2,229,101)       (452,346)

FINANCING ACTIVITIES
Additions to long-term debt                                     2,500,000         500,000
Principle payments on long-term debt                             (121,700)        (56,250)
Principle payments on capital lease obligations                   (11,675)        (18,510)
Proceeds from issuance of stock options                            12,750               -
                                                              -----------     -----------
Net cash provided by(used in) financing activities              2,379,375         425,240
                                                              -----------     -----------

Net increase(decrease) in cash and cash equivalents               752,978        (657,407)

Cash and cash equivalents at beginning of period                1,317,448       2,121,310
                                                              -----------     -----------

Cash and cash equivalents at end of period                    $ 2,070,426     $ 1,463,903
                                                              ===========     ===========


CASH PAID DURING PERIOD FOR:
     Interest                                                 $    95,577     $    28,465
     Taxes                                                    $   743,407     $   598,625

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of results have been included. Operating results for the three months ended June 26, 1997, are not necessarily indicative of the results that may be expected for the year ended September 25, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended September 26, 1996.

NOTE B - NET INCOME PER SHARE

         The net income per share is computed using the weighted average number of shares of common stock, and common stock equivalents, outstanding during the periods presented.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in a $.01 increase in primary earnings per share for the third quarters of both fiscal years. Year to date primary earnings per share would increase $.03 for the current fiscal year and $.02 for the previous fiscal year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is in the business of franchising three different hair care salon concepts that provide hair care products for men, women, and children. Most franchises do business under the names "Cost Cutters Family Hair Care(R)" ("Cost Cutters") and "City Looks Salons International(R)" ("City Looks") and "We Care Hair(R)". The Company also has a limited number of franchises operating under the names "The Barbers, Hairstyling for Men & Women(R)", "Family Haircut Stores" and "The Hair Performers". The Company currently sells only franchises in Cost Cutters, City Looks and We Care Hair.

         The Company had 947 franchised and company-owned salons in operation as of June 26, 1997, compared to 768 at June 27, 1996. The Company primarily earns revenue through its franchise operations from initial franchise fees, franchise royalties, and sales of beauty products and equipment to the franchisees.

         The Company operates on a 52/53 week year basis. The fiscal years 1997 and 1996 include 52 weeks of operations.

RESULTS OF OPERATIONS

REVENUES: The Company's total revenues were $5,598,175 for the third quarter of fiscal 1997 and $16,025,466 for the first nine months of fiscal 1997, an increase of 14.0% and 16.4% respectively over the comparable periods of the previous year. Franchise royalties totaled $1,923,927 for the third quarter of fiscal 1997 which is an increase of 21.1% over the third quarter of the previous year. Franchise royalties for the first nine months increased 15.5% to $5,175,194 versus the comparable period of the previous year. The increase in franchise royalties was due to an increase in the number of salons in operation in the first nine months of fiscal 1997, including new salon openings and the purchase of the We Care Hair franchises, as compared to the same period of fiscal 1996 and an increase in average per store sales by franchised salons. Franchise fee revenue (initial franchise fees) was $222,750 during the third quarter of fiscal 1997, an decrease of 28.0% versus the third quarter of fiscal 1996. The decrease in franchise fee revenue was due to a decrease in the number of salons opened during the comparable periods. A total of nineteen new salons opened in the third quarter of fiscal 1997 compared to opening 30 salons during the third quarter of the previous year. Year to date the franchise fee revenue has decreased $272,281 or 29.6% over the prior year comparable period to $647,068. This represents openings of 51 franchised locations and four company-owned salons versus 78 franchised locations and eight company-owned salons for the first nine months of the previous year. Revenue from company-owned salons was $1,200,842 for the third quarter and $3,325,719 for the first nine months of fiscal 1997, an increase of 41.2% and 71.9% respectively over the comparable periods of the previous year. The increase in revenue from company-owned salons is due primarily to the addition of new company-owned salons and sales growth at salons opened last year. Beauty product and equipment sales for the third quarter of fiscal 1997 were $2,169,520, an increase of $118,464 or 5.8% over the third quarter of the previous year. Year to date revenue from beauty products and equipment was $6,461,455, an increase of 5.7% over the first nine months of the previous year. The increase in beauty product and equipment sales includes a $225,000 increase in export sales. Product sales also increased due to the addition of new salons and selected price increases. Equipment prices also increased, but total equipment sales decreased 9.3% because of a decrease in the number of new salon openings.

COSTS & EXPENSES - FRANCHISE OPERATIONS: Total franchise operations expenses were $771,026 for the third quarter and $2,261,049 for the first nine months of fiscal 1997. This was an increase of 10.3% and 6.1% respectively over the comparable periods of fiscal 1996. The increase was due to growth in field staff and related travel to service new salons including the new We Care Hair salons, and general salary increases averaging about 4%.

COSTS & EXPENSES - COMPANY-OWNED SALONS: The Company presently owns and operates twenty-one salons: twenty operate as Cost Cutters salons and one operates as a City Looks. Sixteen of the Cost Cutters operate inside Wal-Mart Supercenters. Third quarter operating costs for the company-owned salons were $1,131,824 as compared to $903,282 for the third quarter of the previous year, an increase of 25.3%. Year to date operating costs were $3,210,315 versus $2,057,438 for the comparable period of the previous year. The increase was primarily due to the costs associated with opening and operating new Cost Cutters salons.

COSTS & EXPENSES - DISTRIBUTION AND GENERAL ADMINISTRATION: Total operating expenses for distribution and general administration for the third quarter of fiscal 1997 were $3,085,979 which is an increase of $253,922 or 9.0% over the third quarter of the prior year. Expenses for the first nine months of fiscal 1997 were $9,025,314 as compared to $8,420,948 in fiscal 1996, an increase of 7.2%. Most of this increase was due to increased cost of products and equipment sold, which corresponds to the increase in sales of products and equipment. The third quarter cost of products and equipment sold was $1,638,994 versus a prior year cost of $1,582,130, an increase of 3.6%. Year to date costs of products and equipment were $4,911,714 versus $4,792,456 the previous year, an increase of 2.5%. Margins on the sale of products and equipment were 24.5% and 24.0% for the third quarter and first nine months respectively. This compares with 22.9% and 21.6% for the same periods of the previous year. The increase in margins is primarily to due to changes in product mix. Salaries and benefits were $751,705 and $2,185,036 for the third quarter and first nine months of fiscal 1997. This compares with $674,939 and $1,931,364 for the comparable periods of the previous year and represents an increase of 11.4% and 13.1% respectively. The increase was due to increases in staff size, as well as an average increase in salaries of 4.0%. General and administrative expenses for the third quarter increased 20.9% to $695,280. Year to date general and administrative expenses increased by $231,436 or 13.6% over the previous year to $1,928,564. Legal and other professional fees related to the We Care Hair franchises accounted for over half of this increase.

OPERATING INCOME: Operating income was $609,346 for the third quarter and $1,528,788 for the first nine months of fiscal 1997. This compares to $478,007 and $1,154,581 for the comparable periods of the prior year, an increase of 27.5% and 32.4% respectively. Operating income as a percent of revenue was 10.9% for the third quarter and 9.5% for the first nine months of fiscal 1997. This compares to 9.7% and 8.4% for the comparable periods of the previous fiscal year.

INTEREST INCOME AND EXPENSE: Interest income was $35,596 for the third quarter and $103,063 for the first nine months of fiscal 1997, an increase versus the previous year of 17.2% and 13.8% respectively. Interest expense was $54,512 for the third quarter and $95,577 for the first nine months of fiscal 1997. This compares to $15,903 and $28,465 for the comparable periods of fiscal 1996. The increase in interest expense was due to the debt incurred by the Company to acquire the We Care Hair chain.

NET GAIN(LOSS) ON DISPOSAL OF ASSETS: Gains and losses on disposal of assets have been minimal. Year to date, the Company has sold five company-owned salons. In fiscal 1996, the Company sold one company-owned salon and one rental property.

INCOME TAXES: The Company's effective tax rates for the third quarter and first nine months of fiscal 1997 were 41.8% and 41.9%, respectively, versus a rate of 42.0% for the third quarter and the first nine months of fiscal 1996. The Company anticipates that the rate for the balance of fiscal 1997 will be approximately 42%.

NET INCOME: The Company's net income for the third quarter of 1997 was $340,259 or $.12 per share. This was an increase of $54,793 or 19.2% over the third quarter of fiscal 1996 net income and an increase of $.02 per share. Net income for the first nine months of fiscal 1997 was up 23.0% to $890,169. Earnings per share for the first nine months were $.32 per share as compared to $.26 for the previous year.

LIQUIDITY AND CAPITAL RESOURCES: The Company has generally been able to finance the routine expansion of its business from current cash on hand, cash generated from operations, and the Company's line of credit. The Company has financed acquisitions by obtaining additional bank debt. The Company expects capital expenditures during fiscal 1997 to be approximately $400,000, primarily due to the addition of several new company-owned salons and routine replacement of office equipment.

The Company currently has a line of credit in the amount of $1,500,000 which carries an interest rate at the bank's prime rate which expires June 30, 1998. In addition, the Company also has three term loans with this same lender. One of these loans carries an interest rate equal to the bank's prime rate and had a balance of $75,000 at June 26, 1997. A second loan also carries an interest rate equal to the bank's prime rate and had a balance of $1,000,000 at the end of the quarter. The third loan carries an interest rate if 8.82% and had a balance of $1,434,550.

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
11       Statement re: computation of earnings per share
27       Financial Data Schedule

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

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                                  (Registrant)

Date:  August 8, 1997                              By:  /s/ Frederick A. Huggins
                                                   Frederick A. Huggins
                                                   President


                                                   By:  /s/ J. Brent Hanson
                                                   J. Brent Hanson
                                                   Chief Financial Officer