Form 10KSB40
period 1997-09-25
BARBERS HAIRSTYLING FOR MEN & WOMEN INC
filed 1997-12-24
CIK 926202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 25, 1997

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_    No ___.

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended September 25,  1997:    $22,121,800
Aggregate market value of Common Stock held by non-affiliates
as of December 15, 1997:                                         $9,708,094

Number of Shares of Common Stock outstanding as of the close of
business December 15, 1997:                                       2,594,532

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for Annual Meeting of Shareholders to be held January 27, 1998, ("Proxy Statement") to be filed with the Commission, are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format- Yes ___    No _X_.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

A.       BUSINESS DEVELOPMENT

         GENERAL. The Barbers, Hairstyling for Men & Women, Inc. (the "Company") is engaged in the business of franchising three different hair care salon concepts which provide hair care services and products for men, women and children. The Company also owns and operates 23 salons in the United States. The Company implements its retail concepts through nationwide franchise systems that the Company supports with a comprehensive package of centralized services. The Company primarily earns revenue through its franchise operations from franchise initial fees, franchise royalties and sales of beauty products, salon equipment and consumer appliances.

         Although the Company currently does business under the names "Cost Cutters Family Hair Care(R)" ("Cost Cutters"), "City Looks Salons International(R)" ("City Looks"), "We Care Hair(R)" ("We Care Hair"), "The Barbers(R)" ("The Barbers"), "The Barbers, Hairstyling for Men & Women(R)", "The Hair Performers(R)" and "Family Haircut Stores(R)", it sells only Cost Cutters, City Looks, and We Care Hair franchises. Each type of franchise is specifically tailored to satisfy a particular market niche. Cost Cutters franchises provide value-priced hair care services to their customers. Cost Cutters franchises target price sensitive customers. City Looks franchises provide full service, high-fashion hair care as well as various personal grooming and spa services, including facials, manicures, massages and tanning facilities to customers. City Looks franchises target customers who place a premium on full service. We Care Hair franchises provide hair care services, tanning, nail care and waxing services targeted at adults aged 18 to 40.

         The Company's principal executive offices are located at 300 Industrial Boulevard Northeast, Minneapolis, Minnesota 55413. Its telephone number is (612) 331-8500.

         HISTORY. After the Company was incorporated under the laws of Minnesota on October 1, 1968, it quickly established a chain of company-owned, full service hairstyling businesses throughout the United States under the name "The Barbers, Hairstyling for Men". In 1970, the Company began selling franchises for the operation of hairstyling businesses doing business under the names "The Barbers" and "The Barbers, Hairstyling for Men & Women". Recognizing the need to update the market focus and decor of the salons, the Company began selling franchises for the operation of hairstyling businesses under the name "City Looks(R) By The Barbers" in 1987 and the Company began to convert the existing "The Barbers" locations to this business format. This trade name was later revised to "City Looks(R) Salons" in 1991 and to "City Looks Salons International(R)" in 1993, although some salons continue to operate under the older names.

         The Company began selling franchises for the operation of hairstyling businesses doing business under the name "Cost Cutters Family Hair Care(R)" in 1982. In 1986, the Company decided to focus principally on doing business as a franchisor and reduced its number of company-owned stores in the United States from 69 in 1986 to 3 in 1994. Since then, the Company has capitalized on the opportunity of developing the Cost Cutters chain within major mass merchandisers. As part of this business strategy, the Company has built over 20 new company-owned stores since 1995. Most of these new stores are located within Wal-Mart Supercenters.

         On January 25, 1997, the Company, through its subsidiary WCH, Inc., acquired substantially all of the franchise assets (trademarks, franchise agreements and certain other assets) of We Care Hair Development, Inc. ("WCHD"). WCHD originated the "We Care Hair(R)" concept in 1990. The Company began offering We Care Hair franchises in June 1997.

         The Company currently offers for sale three different franchise businesses, operates 23 company-owned salons in the United States and sells beauty products, salon equipment and consumer appliances. In addition, the Company has acquired two franchise systems which were converted into the Company's primary franchises. See "Material Acquisitions."

         MATERIAL ACQUISITIONS. The Company has made three significant acquisitions which complement its franchise system.

         WE CARE HAIR. On January 25, 1997, the Company acquired the franchise contract rights of 139 We Care Hair salons in exchange for $2,000,000 cash plus a contingent earn-out equal to 40% of all initial franchise fees and royalties collected pursuant to certain specified franchise contracts during the six year period ending January 24, 2003. Under the terms of the acquisition agreement, the Company may deduct the purchase price of specific franchise contracts from future payments if the salons close within one year of the acquisition date. As of September 25, 1997, seven franchises valued at $271,904 had closed. An additional 18 salons had either closed or taken down their signs as of September 25, 1997. The Company is presently in litigation with several of these franchisees. See Item 3. Legal Proceedings.

         FAMILY HAIRCUT STORES. On June 1, 1993, the Company acquired the franchise contract rights of 22 Family Haircut Store salons in exchange for $120,000 cash and a note in the original principal amount of $479,214, from the Company to the seller, Rancar Corporation. As of September 25, 1997, 20 Family Haircut Stores franchises had been converted into Cost Cutters franchises; one salon closed and one salon chose to remain operating as a Family Haircut Store. The Company will continue to collect royalties from this salon pursuant to the Family Haircut Stores royalty fee schedule.

         THE HAIR PERFORMERS. On April 1, 1992, the Company acquired the franchise contract rights of certain The Hair Performers salons in exchange for conditional future payments equal to a percentage of the royalties collected by the Company during the five year contract period from the operating salons which were acquired, whether or not converted to City Looks salons. Payments totaling $350,751 were paid to the seller under this contract. As of September 25, 1997, the Company had converted 6 of The Hair Performers franchises into City Looks franchises. Two salons continue to operate as The Hair Performers. The Company will continue to collect royalties from these two salons pursuant to The Hair Performers royalty fee schedule.

B.       BUSINESS

         RETAIL STORE OPERATIONS. The Company provides franchise services, including initial and ongoing operational training, financial analysis services, advertising and marketing services, and sells beauty products, salon equipment and consumer appliances to a total of 935 salons worldwide. In the revenue figures below, "system revenue" refers to revenue received at the store level from retail sales of products and services at all locations, whether franchised or company-owned, of a particular franchise type (i.e., Cost Cutters or City Looks). Company revenue refers to all sales of products and services by the Company directly, including, but not limited to, franchise fees and royalties, beauty products and equipment as well as revenue generated by the operation of the company-owned salons. The remaining The Barbers, The Hair Performers, and the Family Haircut Stores are few in number. As a result, they are treated substantially similar to City Looks or Cost Cutters franchises. The information with respect to system revenue and royalty payments to the Company from The Barbers and The Hair Performers is combined for financial reporting purposes with that of the City Looks franchise system. The information with respect to system revenue and royalty payments to the Company from the remaining Family Haircut Store is combined for financial reporting purposes with that of the Cost Cutters franchise system.

         COST CUTTERS FAMILY HAIR CARE. Cost Cutters franchises provide value-priced hair care services for men, women and children. In addition, Cost Cutters franchises sell a complete line of hair care products, merchandise and appliances. The Company created the Cost Cutters business system to meet the demand of the general public for high quality, value-priced family hair care services and products. For the fiscal year ended September 28, 1995, the Company had 626 franchised and company-owned Cost Cutters producing $122,200,000 in system revenue and $4,926,000 in royalties paid to the Company. For the fiscal year ended September 26, 1996, the Company had 713 franchised and company-owned Cost Cutters producing $138,100,000 in system revenue and $5,535,000 in royalties paid to the Company. At the fiscal year ended September 25, 1997, the Company had 765 franchised and company-owned Cost Cutters salons producing $153,500,000 in system revenue and $6,126,000 in royalties paid to the Company. Cost Cutters franchises operate throughout the United States.

         CITY LOOKS SALONS INTERNATIONAL. City Looks franchises provide men, women and children with high-fashion, full service hair care including, cutting, perming, coloring, shampooing, conditioning, hairstyling, and other hair care services. City Looks franchises also provide spa services and personal grooming services such as nail care, manicures, makeovers and sell related products. The Company developed the City Looks business system to meet the demand of the general public for a complete line of high-fashion hair care services and products. For the year ended September 28, 1995, the Company had 74 franchised and company-owned City Looks salons producing $19,900,000 in system revenue and $566,000 in royalties paid to the Company. For the year ended September 26, 1996, the Company had 73 franchised and company-owned City Looks salons producing $18,800,000 in system revenue and $500,000 in royalties paid to the Company. At fiscal year ended September 25, 1997, the Company had 66 franchised and company-owned City Looks salons producing $20,800,000 in system revenue and $483,000 in royalties paid to the Company. City Looks, The Barbers, and The Hair Performers franchises operate primarily in the Midwest. City Looks also has 13 franchised locations in France and one franchised location in Russia.

         WE CARE HAIR. We Care Hair franchises target men and women between the ages of 18 and 40 with hair care services, tanning, nail care, and waxing services. We Care Hair franchises also sell hair care and nail care products. The Company purchased the business system during fiscal 1997. At fiscal year ended September 25, 1997, the Company had 104 We Care Hair franchises producing $10,500,000 in system revenue and $605,000 in royalties paid to the Company. We Care Hair franchises operate throughout the United States and one location operates in Mexico.

         COMPANY-OWNED SALONS. The Company currently owns and operates 22 Cost Cutters and one City Looks salons. All of these salons are located in the United States. The company-owned salons produced $1,364,000 of revenue in fiscal 1995 with ten salons, $2,940,000 of revenue in fiscal 1996 with 22 salons and $4,611,000 of revenue in fiscal 1997 with 23 salons. During fiscal 1997, the Company sold five company-owned salons and built six salons. While recognizing that the Company is fundamentally a franchising company, the Company intends to selectively expand its base of company-owned salons, primarily in Wal-Mart Supercenters and other product outlet locations.

         BEAUTY PRODUCT AND EQUIPMENT DISTRIBUTION. The Company distributes beauty products, salon equipment and consumer appliances primarily to its franchisees. The beauty products, which include shampoos, conditioners and finishing products, consist of private label and nationally recognized licensed brands, both of which the Company purchases from third party suppliers. The Company does not own or operate any product manufacturing or labeling operations. Private label products are available under the names of Cost Cutters Family Hair Care(R), City Looks Salons International(R) and The Barbers(R) and are designed to be sold by the franchise bearing that particular product's name. The ingredients of the Company's private label products are widely available from a number of suppliers, and thus, the Company is not dependent upon any one supplier. The licensed brands available from the Company include Paul Mitchell(R), Sebastian(R), KMS(R), Back to Basics(R), American Crew(R), and Joico(R). Due to the great diversity of licensed products currently offered to franchisees through the Company, the Company is not dependent upon any one brand, and continually reviews and adds to its licensed brand product lines. The Paul Mitchell brand is the largest selling brand, making up 35% of the Company's beauty product sales volume. Private label products are about 22% of the Company's beauty products sales volume. The franchisees are required to maintain a minimum inventory of private label products. Although the franchisees are not required to purchase any national brand product from the Company, the franchisees may enjoy significant discounts as a result of the Company's purchasing power. The Company carries $2,000,000 of product liability insurance with an additional $20,000,000 provided as excess coverage.

         The Company has implemented the "Designer Salon Program" for its franchise systems. The purpose of the Designer Salon Program is to encourage franchisees to purchase beauty products through the Company. Each salon that participates in the Designer Salon Program is eligible for additional training, special merchandising kits, and product rebates. The Company also rewards franchisees for their loyalty based on each franchisee's historical purchases of beauty products from the Company in relation to the franchisees retail sales of merchandise. If the franchisee exceeds a minimum goal, the franchisee receives a rebate on purchases which is paid in shares of the Company's Common Stock based on the fair market value of the stock at the fiscal year-end. The Company issued 9,123 shares of Company stock under this program in fiscal 1996, and issued 6,248 shares in fiscal 1997. The Company will issue approximately 7,800 shares in fiscal 1998 based on the franchisees' fiscal 1997 purchases.

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

         Total revenue from beauty products, salon equipment and consumer appliances was $7,137,000 in fiscal 1995, $8,019,000 in fiscal 1996, and $8,885,000 in fiscal 1997.

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

         Pursuant to their franchise agreement with the Company, each franchisee pays an initial fee and ongoing royalty and advertising fees to the Company. These fees vary depending upon the particular franchise and the age of the franchise agreement, but are generally as follows: initial fees for the first franchise location are currently $19,500 for Cost Cutters, City Looks and We Care Hair franchises; initial fees for each additional franchise location are $12,500. Royalty fees are generally four to six percent of gross revenues for Cost Cutters franchises; two to four percent of gross revenues for City Looks franchises; and six to eight percent of gross revenues for We Care Hair franchises. Advertising fees are generally four to six percent of gross revenues for Cost Cutters franchises; three to five percent of gross revenues for City Looks franchises; and four percent of gross revenues for We Care Hair franchises.

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

      NICHE MARKET MERCHANDISING. The Company, promoting Cost Cutters, City Looks, and We Care Hair franchises, reaches three distinct market niches. Cost Cutters provides its customers with high quality services at low, a la carte prices. Cost Cutters customers may choose from numerous services and select one or any combination of them. City Looks provides high-fashion, full service hair and body care and hair and body products as well as personal grooming services such as nail care, manicures, facials, massages, tanning facilities and make-overs to customers who prefer full service hair and body care. We Care Hair provides hair care services, tanning, nail care, and waxing services and targets adults aged 18 to 40.

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

      NATIONAL AND LOCAL ADVERTISING. Pursuant to the franchise agreement, each franchisee, depending upon the particular franchise and the age of the franchise agreement, pays up to six percent of their gross sales into an advertising fund managed by the Company. The Company uses a portion of the fund to provide market research, production materials, ad slicks, brochures, radio and television commercials to all franchisees. The balance of the fund is used for advertising and promotion development for franchisees. In addition, each franchisee is also required to spend one percent of its gross sales on local advertising.

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

         EMPLOYEES. As of September 25, 1997, the Company employed 262 people. The Company employed 87 full-time and three part-time employees at its corporate headquarters and 141 full-time and 31 part-time employees at its company-owned salons. The Company considers its employee relations to be good. None of the Company's employees are covered under a collective bargaining agreement.

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

         Twenty states and the Federal Trade Commission impose pre-sale franchise registration or some level of disclosure or filing requirements on franchisors. In addition, a number of states and the District of Columbia have statutes which regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination and competition.

         Additional legislation is currently pending both at the federal and state levels which could expand pre-sale disclosure requirements, further regulate substantive aspects of the franchise relationship, and impose additional filing requirements on franchisors. The Company cannot predict the effect of future franchise legislation, but does not believe that legislation currently under consideration will have a material adverse impact on its operations.

         FRANCHISE LOCATIONS AND DEVELOPMENT. As of September 25, 1997, there were 765 franchised and company-owned Cost Cutters and Family Haircut Store locations in operation, 66 franchised and company-owned City Looks, The Barbers and Hair Performers locations in operation, and 104 franchised We Care Hair locations in operation. Franchised and company-owned salons operate in diverse locations throughout the United States; in addition, 13 are located in France, one salon operates in Russia and one salon operates in Mexico.

         The Company's growth strategy focuses on development from existing franchisees. Existing franchisees opened 61 of the 75 new salons opened during fiscal 1997. The Company signed development agreements with ten new franchisees in fiscal 1997 As of the date of this report, the Company has a total of 966 salons. The Company expects to open a total of approximately 90 new locations in the United States during fiscal 1998, of which roughly 30 to 40 will be in Wal-Mart Supercenters.

         TRADEMARKS AND SERVICE MARKS. The Company holds numerous trademarks and service marks registered on the principal register of the United States Patent and Trademark Office and registered in several foreign countries. The Company believes that its trademarks and service marks have significant value and are important to the marketing of its franchises. There are no agreements currently in effect which significantly limit the rights of the Company to use or license the use of its trademarks, service marks, trade names, logotypes or other commercial symbols in any manner material to the Company. The Company has expended considerable resources to protect its franchise identity.


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

         The Company leases from its Chairman of the Board and major shareholder, Florence F. Francis, approximately 65,400 square feet of commercial property for its corporate headquarters. The amount of rent increases each year and the Company is required to pay real estate taxes and insurance. The lease expired on October 31, 1997, but the Company is currently negotiating a new lease which it expects will carry terms similar to previous leases. The rental payments, including real estate taxes and insurance, for the corporate headquarters were $399,000 in fiscal 1995, $426,000 in fiscal 1996, and $437,000 in fiscal 1997. The current corporate headquarters space is sufficient to meet the Company's office space needs for the next few years. The Company subleases 29,100 square feet of its corporate headquarters office space to a third party. As a result, the Company earned rental income of $84,000 in fiscal 1995, $101,000 in fiscal 1996, and $109,000 in fiscal 1997. The sublease expires in December 2000. The Company is in the process of relocating its warehouse operations to a new 18,000 square foot location. Rent on this new location will be approximately $57,000 per year plus common area costs and real estate taxes. See Notes 8 and 9 of the Notes to Consolidated Financial Statements, Part II,
Item 7.

         The Company leases property of approximately 21,750 square feet from a third party for use as a parking lot for its corporate headquarters. The lease will expire September 1, 2000. Rental payments were $13,800 in each of the fiscal years 1995, 1996, and 1997.

         The Company leases commercial property for its 23 company-owned stores. The Company paid $210,051 for 10,473 square feet in fiscal 1995, $396,381 for 21,344 square feet in fiscal 1996, and $665,199 for 27,551 square feet in fiscal 1997. The leases expire at various times between 1997 and

2003. Most of these leases are renewable for an additional term of five years. See Note 9 of the Notes to Consolidated Financial Statements, Part II, item 7.

         The Company also leases commercial property for 134 retail stores, which it subleases to franchisees. The Company is the primary obligor or guarantor on leases for these salons. In addition, the Company leases commercial property for 126 retail stores through its wholly-owned subsidiary, We Care Hair Realty, Inc., which in turn are subleased to We Care Hair franchisees. We Care Hair Realty, Inc. is the primary obligor or guarantor on leases for these salons. Generally, the franchisee personally guarantees the sublease to the Company or We Care Hair Realty, Inc. The Company subleases the space to the franchisees with substantially the same terms as the primary lease. However, on approximately 50% of these subleases, the Company receives an additional charge from the franchisee over and above the amount of rent paid to the landlord. Most of these sublease agreements call for the Company to pay the landlord and invoice the rent to the franchisee, although in some circumstances, the franchisee may pay the landlord directly. The Company or its subsidiary is liable for the rent payments on these locations, even if a franchisee defaults on the payment of rent. The Company incurred losses of approximately $59,000 and $24,000 in fiscal 1997 and 1996 respectively due to defaults on subleases. In 1995, there were no payments made by the Company for defaults on subleases. The Company expects that it will be able to renew its leases on satisfactory terms as they expire. See Note 9 of the Notes to Consolidated Financial Statements,
Part II, item 7.

         Total facility lease obligations for the Company and its subsidiary, including properties subleased to franchisees for which the Company or its subsidiary is liable if the franchisee defaults, for fiscal years ending September 1998, 1999, 2000, 2001, and 2002 are approximately $5,083,000,
$3,903,000, $3,125,000, $1,897,000, and $825,000 respectively.


ITEM 3.       LEGAL PROCEEDINGS.

         Other than as set forth below, the Company is not currently a party to any material pending legal proceedings. From time to time the Company may become involved in routine litigation incidental to its business.

         LELA BISHOP, ET AL. V. DOCTOR'S ASSOCIATES, INC., FREDERICK DELUCA, PETER H. BUCK, FRANCHISE WORLD HEADQUARTERS, INC., WE CARE HAIR DEVELOPMENT, INC., JOHN AMICO, SR., FRED FLORIO, THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC., WE CARE HAIR REALTY, INC., FRANCHISE REAL ESTATE LEASING CORP., JOHN F. AMICO & COMPANY, WCH, INC. AND JAMI INTERNATIONAL, INC. (Circuit Court, Third Judicial Circuit, Madison County, Illinois, Cause No. 97-L-231, filed February 4, 1997). Approximately 58 present or former We Care Hair(R) franchisees have joined in this lawsuit and requested certification of the lawsuit as a class action pursuant to 735 ILCS Section 5/2-801 et seq. on behalf of all past and present We Care Hair(R) franchisees. This lawsuit has been brought against the above defendants for alleged breaches of fiduciary duty. The plaintiffs further allege that We Care Hair Development, Inc. and all other defendants in this lawsuit have violated the Illinois Anti-trust Statute, 740 ILCS Section 10/3 (2) or (3), by requiring We Care Hair(R) franchisees to purchase alleged unusable hair care products. The plaintiffs further allege that We Care Development, Inc. and all other defendants in this lawsuit have violated the Illinois Franchise Disclosure Act by using a standard franchise agreement for We Care Hair(R) franchises that violated the anti-waiver provisions of 815 ILCS Section 705/41, and by engaging in fraudulent practices and selling franchises at certain times during which We Care Development, Inc.'s registration with the Illinois Attorney General's Office had lapsed. The Company and its subsidiary, WCH, Inc., have been named as defendants in this lawsuit under the theory that they acted with all other defendants pursuant to a civil conspiracy and/or mutual scheme with concerted action for the purpose of constructively terminating the We Care Hair(R) franchises throughout the country by convincing We Care Hair(R) franchisees to execute new franchise agreements with the Company to operate as Cost Cutters franchisees and decrease and/or eliminate all services and advertising for the remaining We Care Hair(R) franchisees in violation of the Illinois Franchise Disclosure Act. We Care Hair Realty, Inc., a wholly-owned subsidiary of WCH, Inc., has been named as a defendant in this lawsuit under the theory that it also participated in the conspiracy or scheme by attempting to transfer the We Care Hair(R) subleases to the Company and WCH, Inc. The plaintiffs seek to recover an award of actual damages, punitive damages, treble damages and attorneys fees in an amount not to exceed, in the aggregate, under all counts of the complaint, against all defendants, the sum of $74,950 for each franchisee, and for court costs.

         This case is in the early pretrial stage. The Company, WCH, Inc. and We Care Hair Realty, Inc. have initiated an action in Illinois Federal District Court seeking to compel arbitration of the claims of the plaintiffs. Although this Federal Court action was dismissed for lack of jurisdiction, the dismissal has been appealed. The co-defendants have initiated a separate action in Illinois Federal District Court also seeking to compel arbitration of the claims of the plaintiffs. By order dated September 25, 1997, the Federal District Court compelled all non-Illinois plaintiffs to arbitrate their disputes with the co-defendants, and enjoined all non-Illinois plaintiffs from continuing the lawsuit against all defendants, including the Company, WCH, Inc. and We Care Hair Realty, Inc. The plaintiffs have appealed this ruling.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security-holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.       MARKET FOR THE COMMON STOCK EQUITY AND RELATED STOCKHOLDERS
              MATTERS.

      MARKET INFORMATION. The Common Stock of the company is listed on The Nasdaq National Market(R) and traded under the symbol BBHF. As of December 5, 1997, there were 2,594,532 outstanding shares with 566 shareholders of record. Based upon quotes obtained from Nasdaq (which reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions), the following table sets forth for the periods indicated the high and low bid prices for the Company's Common Stock, prior year prices have been adjusted to reflect the 3-for-2 stock split which was effective October 31, 1996:

                                                          High           Low
         Fiscal Year Ended September 26,  1996
         First Quarter                                    $6.00          $5.00
         Second Quarter                                   $6.83          $4.83
         Third Quarter                                    $8.67          $5.50
         Fourth Quarter                                   $8.33          $5.83

         Fiscal Year Ended September 25,  1997
         First Quarter                                    $8.00          $5.25
         Second Quarter                                   $8.25          $6.50
         Third Quarter                                    $9.00          $6.50
         Fourth Quarter                                   $8.63          $6.88


         SALES OF UNREGISTERED SECURITIES. In December, 1996, the Company issued 3,150 shares of unregistered common stock to its outside directors for compensation for their services. Also in December 1996, the Company issued 30 shares of unregistered common stock to its "employee of the year". In September 1997, the Company issued 6,248 shares of unregistered common stock pursuant to its

Designer Salon Program to qualifying franchisees. The Company received no cash proceeds from these offerings. The Company issued these securities pursuant to section 4(2) of the Securities Act of 1933.

         DIVIDENDS. On September 19, 1996, The Company declared a 3-for-2 stock split effected in the form of a stock dividend to holders of record as of October 15, 1996 and distributed October 31, 1996. The Company does not pay cash dividends on its Common Stock. The Company presently intends to retain earnings for working capital and general corporate purposes and does not have any present plans to pay cash dividends.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         GENERAL. The Company is engaged in the business of franchising three different hair care salon concepts which provide hair care services and products for men, women, and children. Most franchises do business under the names "Cost Cutters Family Hair Care(R)" ("Cost Cutters"), "City Looks Salons International(R)" ("City Looks"), and "We Care Hair(R)" ("We Care Hair"), although the Company also has a limited number of franchises operating under the names "The Barbers, Hairstyling for Men & Women(R)", "The Hair Performers(R)" and "Family Haircut Stores(R)". The Company currently only sells franchises in Cost Cutters, City Looks and We Care Hair. Each franchise is specifically tailored to satisfy a particular market niche. Cost Cutters franchises provide value-priced hair care services to their customers. Cost Cutters franchises target price sensitive customers. City Looks franchises provide full service, high-fashion hair care to their customers as well as various personal grooming and spa services, including facials, manicures, massages, and tanning facilities. City Looks franchises target customers who place a premium on full service. We Care Hair franchises provide hair care services, tanning, nail care, and waxing targeted at adults aged 18 to 40.

         The Company had a total of 935 salons as of September 25, 1997. This consisted of 912 franchised locations and 23 company-owned locations. The Company primarily earns revenue through its franchise operations from franchise initial fees, franchise royalties, and sales of beauty products and equipment to the franchisees.

         The Company uses a 52-53 week reporting period. The years ended September 25, 1997, September 26, 1996, and September 28, 1995, each included 52 weeks of operations.

RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to total revenues of certain items included in the Company's Consolidated Statements of Income:

                                       SEPTEMBER 25,    September 26,    September 28,
Year Ended                                      1997             1996             1995
--------------------------------------------------------------------------------------
REVENUES:
     Franchise royalties                       32.6%            32.5%            36.8%
     Franchise fees                             4.2%             6.4%             5.1%
     Company-owned salons                      20.8%            15.8%             9.1%
     Beauty products & equipment               40.2%            43.2%            47.9%
     Other                                      2.2%             2.1%             1.1%
                                       ------------------------------------------------
Total revenues                                100.0%           100.0%           100.0%

COSTS AND EXPENSES:
     Franchise operations                      13.8%            14.7%            15.4%
     Company-owned salons                      20.1%            16.8%            10.0%
     Distribution & general administration     55.3%            59.5%            65.6%
                                       ------------------------------------------------

OPERATING INCOME                               10.8%             9.0%             9.0%

OTHER INCOME (EXPENSE):
     Interest income                            0.8%             0.7%             0.7%
     Interest expense                          -0.6%            -0.2%            -0.2%
     Net gain (loss) on disposal of assets      0.0%             0.3%             0.0%
                                       ------------------------------------------------

NET INCOME BEFORE INCOME TAXES                 11.0%             9.8%             9.5%
INCOME TAXES                                    4.6%             4.1%             3.9%
                                       ------------------------------------------------
NET INCOME                                      6.4%             5.7%             5.6%
                                       ================================================


YEAR ENDED SEPTEMBER 25, 1997 COMPARED TO YEAR ENDED SEPTEMBER 26, 1996:

SYSTEM-WIDE REVENUES. System-wide revenues of all salons, franchised and company-owned, were $184.8 million for fiscal 1997, an increase of $27.9 million or 17.8% over fiscal 1996. This increase was attributable to the addition of new stores, notably the We Care Hair salons which contributed $10.5 million. New promotional programs and service price increases also favorably impacted the increase in revenue. During fiscal year 1997, the Company opened 75 new salons, including six company-owned locations. This compares to 115 new salon openings in fiscal 1996. System-wide there were 935 salons as of September 25, 1997; this compares to 786 salons as of the end of the prior year.

REVENUES. The Company's total revenues were $22,121,800 for fiscal 1997, an increase of $3,556,049 or 19.2% over fiscal 1996. Franchise royalties increased $1,178,873, or 19.5% which was due to new salon openings, increases in same store sales, and the addition of the We Care Hair salon chain. Franchise fees decreased by $253,221, or 21.4%, due to the decrease in the number of new salons opened in fiscal 1997 versus fiscal 1996. Revenue from company-owned salons increased $1,670,897, or 56.8% due to the maturing of salons built in the previous years and the net addition of one new company-owned salon during fiscal 1997. Revenue from beauty products and equipment increased $866,418 or 10.8% from fiscal 1996. The increases in beauty products and equipment revenue were attributable to the addition of new salons and volume increases in sales to existing salons.

COSTS AND EXPENSES - FRANCHISE OPERATIONS. Total expenses of franchise operations were $3,058,836, an increase of $333,648, or 12.2% over fiscal 1996. Salaries and benefits for fiscal 1997 were $1,976,045, an increase of $194,258 or 10.9% over fiscal 1996. This increase was due to the growth in field staff to service the new salons and general salary increases which averaged about 4.0%. General and administrative expenses for fiscal 1997 were $1,082,791, an increase of $139,390 or 14.8% over fiscal 1996. More than half of these increased expenses were due to the addition of the We Care Hair franchises.

COSTS AND EXPENSES - COMPANY-OWNED SALONS. The Company owned and operated 23 salons as of the end of fiscal 1997, including six new salons opened during fiscal 1997. Three of these new salons are located in product outlet centers and three are located in Wal-Mart Supercenters. The Company also sold five salons during fiscal 1997. The total cost of operations for the company-owned salons in fiscal 1997 was $4,447,380, an increase of $1,322,639, or 42.3%. Salaries and benefits for fiscal 1997 were $2,467,173, an increase of $764,224, or 44.9% from fiscal 1996. Most salon employees are paid on a commission basis against the services they perform and the retail products they sell. The increase in salaries and benefits in fiscal 1997 reflects the increase in the number of salons owned as well as sales increases at the salons built in prior years. General and administrative expenses in fiscal 1997 were $1,222,045, an increase of $290,411 or 31.2% from fiscal 1996. This was due to the increase in the number of salons owned and annualization of the operating costs of salons built in the previous year. Costs of products sold in fiscal 1997 were $758,162, an increase of $268,004, or 54.7% over fiscal 1996.

COSTS AND EXPENSES - DISTRIBUTION AND GENERAL ADMINISTRATION. The total operating expenses for distribution and general administration for fiscal 1997 were $12,223,061, an increase of $1,179,779, or 10.7% from fiscal 1996. The cost of products and equipment sold was $6,727,361 in fiscal 1997. This was an increase of $564,831, or 9.2% from fiscal 1996. Gross margins on the sale of products and equipment were 24.3% in fiscal 1997 compared to 23.1% in fiscal 1996. Salaries and benefits were $3,026,139, an increase of $425,331, or 16.4% versus fiscal 1996. This increase was due to the addition of staff in distribution; staff additions in administrative departments to handle the increases in workload created by the We Care Hair acquisition; increases in incentive compensation for employees and general salary increases which averaged 4.0%. General and administrative expenses for fiscal 1997 were $2,469,561, an increase of $189,617, or 8.3% versus fiscal 1996. Increases in general and administrative expenses were primarily legal and professional fees associated with the newly acquired We Care Hair salons and additions in the Company's bad debt reserves.

OPERATING INCOME. Operating income for fiscal 1997 was $2,392,523, a 43.0% increase over fiscal 1996. Operating income as a percent of sales was 10.8% for fiscal 1997 as compared to 9.0% for fiscal 1996.

INTEREST INCOME AND EXPENSE. Interest income increased $50,842, or 37.9% over fiscal 1996 due to increases in notes receivable from franchisees and increases in daily cash investment balances. Interest expense for fiscal 1997 was $151,134, an increase of $111,766 versus fiscal 1996. The large increase in interest expense was due to loans taken by the Company to purchase the We Care Hair salon chain.

NET GAIN ON DISPOSAL OF ASSETS. The Company recorded a loss on disposal of assets in fiscal 1997 of $1,831, which compares to a gain in the previous year of $55,169. The loss recorded in fiscal 1997 was due to the sale of five company-owned salons and miscellaneous assets. The gains recorded in fiscal 1996 were due to the sale of one company-owned salon, one piece of real estate, and miscellaneous assets.

INCOME TAXES. The Company's effective income tax rate for fiscal 1997 and 1996 was 42.0%.

NET INCOME. The Company's net income for fiscal 1997 was $1,406,413, or $.50 per share. This is an increase of $349,059 or 33.0% over fiscal 1996 net income and an increase per share of $.11.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has been able to generate adequate amounts of cash from operations to support the routine expansion of the business. Cash generated from operating activities, net of interest expense, totaled $1,473,361 in fiscal year 1997. During fiscal 1996, the Company invested a portion of its capital to fund accounts receivable and promissory notes to franchisees who were developing new salons. This resulted in a net use of cash by operations of $169,684 for that fiscal year. Cash generated from operations in fiscal 1995 was $1,056,468.

         Capital expenditures were $387,826, $576,813, and $361,434 in fiscal years 1997, 1996, and 1995 respectively. Capital expenditures for fiscal 1998 are anticipated to be about $500,000 to $600,000.

         The Company has a bank credit agreement which provides for a maximum line of credit of $1,500,000. The line bears interest at the prime lending rate (8.50% at September 25, 1997), expires June 30, 1998, is secured by accounts receivable, inventories, general intangibles, and property and equipment, and requires the Company to maintain certain financial ratios. There are no compensating balance requirements. As of September 25, 1997, there are no borrowings against this line of credit. Management believes that the lender will renew this line of credit for another full year at generally the same terms.

         During fiscal year 1997, the Company acquired the We Care Hair salon chain. The Company paid $2,000,000 for the franchise agreements, trademarks, and other assets. This purchase was funded by increases in bank debt. The Company secured two bank loans totaling $2,500,000 to finance the purchase of the We Care Hair salon chain and to fund additional working capital, such as inventory and accounts receivable, necessary to support the new chain. The first loan was in the amount of $1,500,000 and bears a fixed interest rate of 8.82% and is payable over seven years. The second loan was in the amount of $1,000,000 with a floating interest rate equal to the bank's prime rate and is also payable over seven years. The balances of these loans as of September 25, 1997, were $1,394,589 and $1,000,000, respectively. Both loans are secured by all assets of the Company.

         The Company secured a $300,000 four-year term loan with the same lender in fiscal 1994. The interest rate on the loan is at the bank's prime lending rate. The loan is payable in monthly installments of $6,250 plus interest, and is secured by all personal property assets of the Company. The balance remaining on this loan as of September 25, 1997, was $56,250.

         Management believes that cash generated from operating activities, together with available funds from its operating line of credit or replacement financing will be sufficient to fund its anticipated operations, capital expenditures and required debt repayments for the foreseeable future.

FORWARD LOOKING STATEMENTS

         The Company anticipates opening 90 new Cost Cutters salons in fiscal 1998, including six company-owned salons. Approximately 30 to 40 of these salons will be located within Wal-Mart Supercenters. Additionally, the Company expects to open eight franchised salons in France under the City Looks Salons International name. The Company continues to seek and evaluate opportunities to acquire other operating stores or franchise operations. The anticipated growth in number of salons coupled with increased sales in existing salons will increase system-wide sales to $200 million. This in turn should provide for increases in royalty revenue and company-salon revenues. Beauty products and equipment sales are expected to increase due to the growth in number of salons, increased sales at existing salons, and the addition of new product lines. These increases in revenue should allow the Company to continue to increase its profits in the range of 20% in fiscal 1998.

         The preceding statement and any other statements in this annual report not based on historical information are forward-looking statements that are based on management's goals, estimates, assumptions and projections. Important factors could cause results to differ materially from those expected by management. Some of these factors are: 1) Increased competition from other hair salon chains in the consumer marketplace could negatively impact sales volume at both franchised and company-owned salons. This would reduce royalty revenue from franchised locations and reduce company-owned salons' revenue and profits. 2) Increased competition for sites for new salons from other retail concepts, including other hair salons, could impede the Company's ability to meet its growth objectives. 3) The Company's near-term growth plans in Wal-Mart Supercenters could be affected by changes in Wal-Mart's marketing or business plans. 4) The inability to find qualified franchisees for new locations or the inability of franchisees to finance the construction of new salons could also prevent the Company from meeting its growth objectives. 5) Although the Company presently has no reason to believe it will occur, major beauty product vendors could cancel their distribution agreements with the Company. This would cause reductions in the sale of beauty products and the loss of those corresponding margins. 6) Litigation to protect trademarks or enforce franchise agreements is extremely expensive, even if the Company is victorious, and may have a material adverse effect on the Company's results of operations in any particular period.

         Due to factors noted above and elsewhere in this annual report, the Company's future earnings and Common Stock price may be subject to volatility. Any shortfall in revenue or earnings from the levels anticipated could have a significant effect on the trading price of the Company's Common Stock in any given period.

ITEM 7.       FINANCIAL STATEMENTS.

                   Notes to Consolidated Financial Statements

                               September 25, 1997




                        CONSOLIDATED FINANCIAL STATEMENTS

                          THE BARBERS, HAIRSTYLING FOR
                                MEN & WOMEN, INC.

                         YEARS ENDED SEPTEMBER 25, 1997,
                    SEPTEMBER 26, 1996 AND SEPTEMBER 28, 1995

                 The Barbers, Hairstyling for Men & Women, Inc.

                        Consolidated Financial Statements


                         Years ended September 25, 1997,
                    September 26, 1996 and September 28, 1995





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

                         Report of Independent Auditors


The Board of Directors and Shareholders
The Barbers, Hairstyling for Men & Women, Inc.

We have audited the accompanying consolidated balance sheets of The Barbers, Hairstyling for Men & Women, Inc. at September 25, 1997, September 26, 1996 and September 28, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Barbers, Hairstyling for Men & Women, Inc. at September 25, 1997, September 26, 1996 and September 28, 1995, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.


                             /s/ Ernst & Young LLP


Minneapolis, Minnesota
October 31, 1997

                 The Barbers, Hairstyling for Men & Women, Inc.

                           Consolidated Balance Sheets

                                                           SEPTEMBER 25,        SEPTEMBER 26,     SEPTEMBER 28,
                                                               1997                 1996              1995
                                                       -----------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                               $  2,789,933          $1,317,448      $   2,121,310
   Trade receivables, less allowance for doubtful
     accounts of $450,000 in 1997, $315,000 in 1996
     and $210,000 in 1995                                     2,846,083           2,163,968          1,483,065
   Notes receivable                                             596,635             235,206            113,699
   Inventories held for resale                                1,684,312           1,199,939          1,052,984
   Prepaid expenses                                             120,744              74,372             36,837
   Deferred income taxes                                        360,000             287,000            194,000
                                                       -----------------------------------------------------------
Total current assets                                          8,397,707           5,277,933          5,001,895

Notes receivable, less current portion and allowance
   for doubtful notes of $125,000 in 1997, $100,000 in
   1996 and $35,000 in 1995                                     621,877             733,924            481,583

Equipment and leasehold improvements, at cost:
     Equipment                                                2,044,204           1,918,682          1,602,181
     Leasehold improvements                                     945,150             852,109            903,822
                                                       -----------------------------------------------------------
                                                              2,989,354           2,770,791          2,506,003
     Less accumulated depreciation                            2,094,285           1,816,151          1,764,896
                                                       -----------------------------------------------------------
Net equipment and leasehold improvements                        895,069             954,640            741,107
Investment in franchise contracts, less accumulated
   amortization of $419,260 in 1997, $221,805 in 1996
   and $159,038 in 1995                                       2,321,618             733,419            753,688
Deferred income taxes                                           386,000             338,000            316,000
Other assets                                                    286,271             210,287            287,454
                                                       -----------------------------------------------------------
Total assets                                                $12,908,542          $8,248,203         $7,581,727
                                                       ===========================================================

                 The Barbers, Hairstyling for Men & Women, Inc.

                                                          SEPTEMBER 25,        SEPTEMBER 26,      SEPTEMBER 28,
                                                              1997                 1996               1995
                                                       ----------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and capital
     lease obligations                                    $     339,150        $     86,675       $     96,965
   Accounts payable                                             573,088             481,897            838,109
   Deferred franchise fees                                       90,000             113,750            212,977
   Committed advertising                                        933,502             521,208            751,795
   Accrued compensation and related payroll taxes
                                                                935,653             741,704            635,323
   Other accrued expenses                                       296,548             287,011            185,456
   Income taxes payable                                         202,934              82,943             42,836
                                                       -----------------------------------------------------------
Total current liabilities                                     3,370,875           2,315,188          2,763,461

Long-term debt and capital lease obligations                  2,111,689              56,250            142,924
Deferred franchise fees                                         201,000             226,000            269,000
Deferred compensation                                           287,786             204,278            119,022

Commitments and contingencies

Shareholders' equity:
   Common stock, $.10 par value:
     Authorized shares - 7,500,000
     Issued and outstanding shares -
       2,591,952 in 1997, 2,568,274 in 1996
       and 2,538,826 in 1995                                    259,195             256,827            253,883
   Additional paid-in capital                                   457,657             375,733            276,864
   Retained earnings                                          6,220,340           4,813,927          3,756,573
                                                       -----------------------------------------------------------
Total shareholders' equity                                    6,937,192           5,446,487          4,287,320
                                                       -----------------------------------------------------------
Total liabilities and shareholders' equity                  $12,908,542          $8,248,203         $7,581,727
                                                       ===========================================================

SEE ACCOMPANYING NOTES.

                 The Barbers, Hairstyling for Men & Women, Inc.

                        Consolidated Statements of Income

                                                                                 YEAR ENDED
                                                             SEPTEMBER 25,       SEPTEMBER 26,     SEPTEMBER 28,
                                                                 1997                1996              1995
                                                        ----------------------------------------------------------
Revenues:
   Franchise royalties                                       $  7,213,735        $  6,034,862     $    5,492,402
   Franchise fees                                                 928,018           1,181,239            755,700
   Company-owned salons                                         4,610,653           2,939,756          1,364,164
   Beauty products and equipment                                8,885,278           8,018,860          7,137,495
   Other                                                          484,116             391,034            166,552
                                                        ----------------------------------------------------------
Total revenues                                                 22,121,800          18,565,751         14,916,313

Costs and expenses:
   Franchise operations:
     Salaries and benefits                                      1,976,045           1,781,787          1,497,813
     General and administrative                                 1,082,791             943,401            796,875
                                                        ----------------------------------------------------------
                                                                3,058,836           2,725,188          2,294,688
   Company-owned salons:
     Salaries and benefits                                      2,467,173           1,702,949            767,482
     General and administrative                                 1,222,045             931,634            459,986
     Cost of products sold                                        758,162             490,158            262,085
                                                        ----------------------------------------------------------
                                                                4,447,380           3,124,741          1,489,553
   Distribution and general administration:
     Salaries and benefits                                      3,026,139           2,600,808          2,320,082
     General and administrative                                 2,469,561           2,279,944          1,925,269
     Cost of products and equipment sold                        6,727,361           6,162,530          5,540,578
                                                        ----------------------------------------------------------
                                                               12,223,061          11,043,282          9,785,929
                                                        ----------------------------------------------------------
Operating income                                                2,392,523           1,672,540          1,346,143

Other income (expense):
   Interest  income                                               184,855             134,013            101,084
   Interest expense                                              (151,134)            (39,368)           (32,813)
   Net gain (loss) on disposal of assets                           (1,831)             55,169              9,496
                                                        ----------------------------------------------------------
Income before income taxes                                      2,424,413           1,822,354          1,423,910
Income tax expense                                              1,018,000             765,000            584,000
                                                        ----------------------------------------------------------
Net income                                                   $  1,406,413        $  1,057,354      $     839,910
                                                        ==========================================================

Net income per common share                                  $        .50        $        .39      $         .32
                                                        ==========================================================

Weighted average number of common and
   common equivalent shares                                     2,806,939           2,742,134          2,643,438
                                                        ==========================================================

SEE ACCOMPANYING NOTES.

                 The Barbers, Hairstyling for Men & Women, Inc.

                 Consolidated Statement of Shareholders' Equity

                                                                                    ADDITIONAL
                                                    NUMBER OF         COMMON          PAID-IN        RETAINED
                                                      SHARES           STOCK          CAPITAL        EARNINGS          TOTAL
                                                 --------------------------------------------------------------------------------
Balance at September 29, 1994                       2,520,859        $252,087         $224,763      $2,916,663      $3,393,513
   Net income for 1995                                      -               -                -         839,910         839,910
   Issuance of common stock to outside directors        3,000             300            8,700               -           9,000
   Issuance of common stock to employee                    45               4              131               -             135
   Issuance of common stock under Designer Salon
     Program                                            9,102             910           26,396               -          27,306
   Issuance of common stock to participants of
     the 401(k) plan                                    5,820             582           16,874               -          17,456
                                                 --------------------------------------------------------------------------------
Balance at September 28, 1995                       2,538,826         253,883          276,864       3,756,573       4,287,320
   Net income for 1996                                      -               -                -       1,057,354       1,057,354
   Issuance of common stock to outside directors        2,400             240           11,760               -          12,000
   Issuance of common stock to employees                2,925             292           15,781               -          16,073
   Issuance of common stock under Designer Salon
     Program                                            9,123             912           44,703               -          45,615
   Issuance of common stock under stock option
     plan                                              15,000           1,500           26,625               -          28,125
                                                 --------------------------------------------------------------------------------
Balance at September 26, 1996                       2,568,274         256,827          375,733       4,813,927       5,446,487
   Net income for 1997                                      -               -                -       1,406,413       1,406,413
   Issuance of common stock to outside directors        3,150             315           18,585               -          18,900
   Issuance of common stock to employees                   30               3              177               -             180
   Issuance of common stock under Designer Salon
     Program                                            6,248             625           39,987               -          40,612
   Issuance of common stock under stock option
     plan                                              14,250           1,425           23,175               -          24,600
                                                 --------------------------------------------------------------------------------
Balance at September 25, 1997                       2,591,952        $259,195         $457,657      $6,220,340      $6,937,192
                                                 ================================================================================

SEE ACCOMPANYING NOTES.

                 The Barbers, Hairstyling for Men & Women, Inc.

                      Consolidated Statements of Cash Flows

                                                                                  YEAR ENDED
                                                                SEPTEMBER 25,    SEPTEMBER 26,     SEPTEMBER 28,
                                                                    1997             1996             1995
                                                             -----------------------------------------------------
OPERATING ACTIVITIES
Net income                                                       $1,406,413       $1,057,354       $   839,910
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                  531,027          384,158           362,115
     Provision for losses on accounts and notes receivable          217,009          232,578           158,157
     Gain on disposal of assets                                       1,831          (35,883)           (9,496)
     Deferred income taxes                                         (121,000)        (115,000)          (17,000)
     Stock compensation                                              19,080           28,073             9,135
     Stock awarded to franchisees under the Designer Salon
       Program                                                       40,612           45,615            27,306
     Changes in operating assets and liabilities:
       Accounts and notes receivable                               (876,602)      (1,168,529)         (610,361)
       Inventories held for resale                                 (484,373)        (146,955)         (186,246)
       Prepaid expenses                                             (46,372)         (37,535)           (9,389)
       Other assets                                                 (75,984)         (17,833)          (22,030)
       Payables and accrued expenses                                790,479         (293,607)          541,074
       Deferred franchise fees                                      (48,750)        (142,227)           61,909
       Income taxes payable                                         119,991           40,107           (88,616)
                                                             -----------------------------------------------------
Net cash provided by (used in) operating activities               1,473,361         (169,684)        1,056,468

INVESTING ACTIVITIES
Proceeds from disposal of assets                                    111,994           53,975             7,206
Capital expenditures                                               (387,826)        (576,813)         (361,434)
Investment in franchise contracts                                (2,057,558)         (42,501)          (54,894)
Payments received on notes receivable from related parties                -                -           397,856
                                                             -----------------------------------------------------
Net cash used in investing activities                            (2,333,390)        (565,339)          (11,266)

FINANCING ACTIVITIES
Principal payments on long-term debt                               (180,411)         (75,000)         (472,325)
Principal payments on capital lease obligations                     (11,675)         (21,964)         (143,003)
Proceeds from issuance of stock options                              24,600           28,125                 -
Proceeds from issuance of long-term debt                          2,500,000                -                 -
Net issuance of Company stock                                             -                -            17,456
                                                             -----------------------------------------------------
Net cash provided by (used in) financing activities               2,332,514          (68,839)         (597,872)
                                                             -----------------------------------------------------

Net increase (decrease) in cash and cash equivalents              1,472,485         (803,862)          447,330
Cash and cash equivalents at beginning of year                    1,317,448        2,121,310         1,673,980
                                                             -----------------------------------------------------
Cash and cash equivalents at end of year                         $2,789,933       $1,317,448        $2,121,310
                                                             =====================================================
Cash paid during the year for:
   Interest                                                      $  151,134       $   39,368        $   36,725
   Income taxes                                                   1,019,009          839,893           689,148


SEE ACCOMPANYING NOTES.

                 The Barbers, Hairstyling for Men & Women, Inc.

                   Notes to Consolidated Financial Statements

                               September 25, 1997


1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

The Barbers, Hairstyling for Men & Women, Inc. (the Company) operates and sells franchises to operate Cost Cutters Family Hair Care salons, City Looks salons, Hair Performers salons, Family Haircut Store salons and We Care Hair salons. The Company operates primarily in the United States with a limited number of franchisees in France and Russia.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of The Barbers, Hairstyling for Men & Women, Inc. and its wholly-owned subsidiaries, WCH, Inc., CLS International, Inc., Hair Performers International, Inc. and The Barbers Export, Inc.

The Company uses a 52-53 week reporting period. Under this method, certain years will include 53 weeks of operations as opposed to 52 weeks. The years ended September 25, 1997, September 26, 1996 and September 28, 1995 each include 52 weeks of operations.

BUSINESS SEGMENT INFORMATION

The Company is engaged in principally one business segment: developing, licensing, franchising, and servicing several systems of retail hair salons.

As of September 25, 1997, the Company owned and operated 23 salons and franchised 912 salons.

CASH AND CASH EQUIVALENTS

All investments with a maturity of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are carried at cost which approximates market value.

                 The Barbers, Hairstyling for Men & Women, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INVENTORIES

Inventories, principally goods held for resale, are carried at the lower of cost (weighted average) or market.

INVESTMENT IN FRANCHISE CONTRACTS

On January 24, 1997, the Company acquired the franchise contracts of 139 We Care Hair salons in exchange for $2,000,000 in cash plus a contingent earn-out equal to 40% of all initial franchise fees and royalties collected pursuant to certain specified franchise contracts during the six year period ending January 24, 2003. The total purchase price, including acquisition expenses, was allocated to Investment in Franchise Contracts at the acquisition date and is amortized on a straight-line basis over 15 years, which represents the estimated average remaining life at the time of the acquisition of the franchise contracts assumed. Under the terms of the contract, the Company may deduct the purchase price of specific franchise contracts from future payments if the salons close within one year of the acquisition date. As of September 25, 1997, seven salons with a value of $271,904 had closed.

During 1993, the Company acquired the franchise contract rights of 22 Family Haircut Store salons in exchange for $120,000 cash and a note payable of $479,214. The total investment balance of $599,214 is amortized on a straight-line basis over 15 years, which represents the estimated average remaining life at the time of acquisition of the franchise agreements assumed.

                 The Barbers, Hairstyling for Men & Women, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During 1992, the Company acquired the franchise contract rights of certain Hair Performers salons in exchange for conditional future payments based upon royalties collected by the Company. All payments to the seller ceased as of April 1, 1997. An investment in franchise contracts of $350,751 was recorded based upon the amount of actual payments to the seller. The investment balance is amortized on a straight-line basis over 15 years.

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

                 The Barbers, Hairstyling for Men & Women, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

STOCK-BASED COMPENSATION

The Company applies APB 25, "Accounting for Stock Issued to Employees" in accounting for stock options and presents in Note 5 pro forma net earnings as if the accounting prescribed by SFAS 123 "Accounting for Stock-Based Compensation" had been applied.

EARNINGS PER SHARE

Net income per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include dilutive stock options and warrants using the treasury stock method. All share and per share amounts have been restated to reflect the 3-for-2 stock split that was approved by the Board of Directors on September 19, 1996 for holders of record October 15, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, basic earnings per share (which excludes the dilutive effect of stock options and warrants) and diluted earnings per share will replace primary and fully diluted earnings per share. Had Statement No. 128 been in effect for fiscal 1997, basic and diluted earnings per share would have been $.54 and $.50, respectively.

                 The Barbers, Hairstyling for Men & Women, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2. NOTES RECEIVABLE

Notes receivable consist of the following:

                                                                   1997           1996            1995
                                                            -----------------------------------------------
   10% franchise development notes, secured by franchise
     development licenses, due upon salon opening              $     7,500     $    17,000     $  19,000

   8%to 15% notes, due in varying monthly installments,
     secured by salon equipment, leasehold improvements
     and inventory                                               1,028,836         556,621       462,978

   Non-interest bearing notes, due in varying monthly
     installments, secured by salon equipment, leasehold
     improvements and inventory                                     71,220               -             -

   8.5% to 14% notes, unsecured                                    230,550         480,823       146,750

   Unsecured, non-interest bearing note                                  -          12,500             -

   Accrued interest                                                  5,406           2,186         1,554
                                                            -----------------------------------------------
                                                                 1,343,512       1,069,130       630,282
   Less allowance for doubtful notes                               125,000         100,000        35,000
                                                            -----------------------------------------------
                                                                 1,218,512         969,130       595,282
   Less current portion                                            596,635         235,206       113,699
                                                            -----------------------------------------------
                                                               $   621,877     $   733,924     $ 481,583
                                                            ===============================================

                 The Barbers, Hairstyling for Men & Women, Inc.

3. LINE OF CREDIT

The Company has a credit agreement which provides for a maximum line of credit of $1.5 million. The line bears interest at the prime lending rate (8.50% at September 25, 1997), expires June 30, 1998, is secured by accounts receivable, inventories, general intangibles, and property and equipment and requires the Company to maintain certain financial ratios. There are no compensating balance requirements for this credit facility. As of September 25, 1997, there were no outstanding borrowings under this line of credit.

4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                              1997             1996             1995
                                                     ------------------------------------------------------
   Note payable, due in monthly installments
     of $23,997, plus interest at 8.82%,
     with remaining balance due in January 2004,
     secured by all assets of the Company                  $1,394,589       $        -       $        -

   Note payable, due in monthly installments of
     $13,888, plus interest at prime,
     with remaining balance due in January 2004,
     secured by all assets of the Company                   1,000,000                -                -

   Note payable due in monthly installments of
     $6,250, plus interest at prime,
     with the remaining balance due in June 1998,
     secured by all personal property assets                   56,250          131,250          206,250

   Obligations under capitalized leases (NOTE 9)
                                                                    -           11,675           33,639
                                                     ------------------------------------------------------
                                                            2,450,839          142,925          239,889
   Less current maturities                                    339,150           86,675           96,965
                                                     ------------------------------------------------------
                                                           $2,111,689       $   56,250       $  142,924
                                                     ======================================================

                 The Barbers, Hairstyling for Men & Women, Inc.

4. LONG-TERM DEBT (CONTINUED)

Approximate maturities of long-term debt are as follows:

   1998                                             $339,150
   1999                                              354,232
   2000                                              371,462
   2001                                              390,274
   2002                                              410,814
   Thereafter                                        584,907

The carrying amount of the Company's debt instruments in the balance sheet at September 25, 1997 approximates fair value.

5. STOCK OPTIONS AND WARRANTS

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

The Company continues to account for employee stock-based compensation under APB
25. Accordingly, no compensation expense has been recorded for the stock option plans. Had compensation expense for the stock option plans been determined based on the fair value at the date of grant for awards in fiscal 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share for the fiscal years shown below would have been reported as follows:

                                            1997              1996
                                      -----------------------------------

   Net earnings - as reported            $1,406,000        $1,057,000
   Net earnings - pro forma               1,370,000         1,037,000
   Earnings per share - as reported         $.50              $.39
   Earnings per share - pro forma            .49               .38

                 The Barbers, Hairstyling for Men & Women, Inc.

5. STOCK OPTIONS AND WARRANTS (CONTINUED)

The pro forma effect on net income and earnings per share is not representative of the pro forma net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                1997              1996
                                          -----------------------------------

   Expected dividend yield                       0%                0%
   Expected stock price volatility              31%               29%
   Risk-free interest rate                      6.0%              6.0%
   Expected life of options                  5.0 YEARS         5.0 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted average fair value for options granted during fiscal 1997 and fiscal 1996 is $2.71 and $1.95 per share, respectively.

As of September 25, 1997 there were 102,000 options outstanding with exercise prices between $1.58 and $1.96, 87,000 options outstanding with exercise prices between $2.00 and $3.25 and 75,000 options outstanding with exercise prices between $5.25 and $7.75. At September 25, 1997 outstanding options had a weighted-average remaining contractual life of 7 years.

The number of options exercisable at September 25, 1997 and September 26, 1996 were 192,750 and 169,500, respectively, at weighted average exercise prices of $2.78 and $2.26 per share, respectively.

                 The Barbers, Hairstyling for Men & Women, Inc.

5. STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock option activity is summarized as follows:

                                                                OPTIONS OUTSTANDING
                                                        ------------------------------------
                                             OPTIONS                      WEIGHTED AVERAGE
                                            AVAILABLE                          PRICE
                                            FOR GRANT           NUMBER       PER SHARE
                                      ------------------------------------------------------
   Balance September 29, 1994                450,000           150,000         $1.75
     Granted                                 (72,000)           72,000          3.04
                                      ------------------------------------
   Balance September 28, 1995                378,000           222,000          2.17
     Granted                                 (30,000)           30,000          5.25
     Exercised                                     -           (15,000)         1.88
                                      ------------------------------------
   Balance September 26, 1996                348,000           237,000          2.58
     Granted                                 (45,000)           45,000          7.06
     Exercised                                     -           (14,250)         1.62
     Canceled                                  3,750            (3,750)         2.00
                                      ------------------------------------
   Balance September 25, 1997                306,750           264,000         $3.40
                                      ====================================

In July 1991, the Company granted warrants to the President to purchase 75,000 shares of the Company's common stock at an exercise price of $1.58 per share. On October 13, 1994, the Company granted warrants to the Chairman and President to purchase 75,000 shares, respectively, of the Company's common stock at an exercise price of $2.67 per share. The warrants would expire one year after termination of employment with the Company. 165,000 warrants were exercisable at September 25, 1997.

The Company issued 3,150, 2,400 and 3,000 shares of stock to outside directors as part of their compensation plan in 1997, 1996 and 1995, respectively.

                 The Barbers, Hairstyling for Men & Women, Inc.

6. INCOME TAXES

Income tax expense is summarized as follows:

                               1997              1996             1995
                      ------------------------------------------------------

   Current                  $1,139,000         $880,000         $601,000
   Deferred                   (121,000)        (115,000)         (17,000)
                      ------------------------------------------------------
                            $1,018,000         $765,000         $584,000
                      ======================================================

The Company's provision for income taxes differs from the federal rate of 34% for the following reasons:

                                                              1997              1996             1995
                                                     ------------------------------------------------------
   Federal income tax at statutory rate                    $  824,000         $620,000         $484,000
   State income tax, net                                      145,000          107,000           81,000
   Expenses not deductible for tax purposes                    49,000           38,000           19,000
                                                     ------------------------------------------------------
                                                           $1,018,000         $765,000         $584,000
                                                     ======================================================

Components of deferred tax assets and liabilities are:

                                                              1997              1996             1995
                                                     ------------------------------------------------------
   Deferred tax assets:
     Deferred franchise deposits                           $  99,000          $116,000         $164,000
     Bad debt reserves                                       195,000           141,000           83,000
     Depreciation                                            109,000            86,000           84,000
     Inventory capitalization adjustment                      44,000            35,000           37,000
     Payroll related                                         202,000           163,000           87,000
     Other reserves                                           97,000            89,000           55,000
   Deferred tax liabilities:
     Installment sales gains                                       -            (5,000)               -
                                                     ------------------------------------------------------
   Net deferred tax assets                                  $746,000          $625,000         $510,000
                                                     ======================================================

                 The Barbers, Hairstyling for Men & Women, Inc.

7. DEFERRED COMPENSATION

The Company has entered into employment agreements with the Chairman of the Board and President which include deferred compensation equal to 10% of their base salaries. Additionally, certain key executives may voluntarily elect to defer up to $25,000 of their annual compensation.

8. TRANSACTIONS WITH RELATED PARTIES

The Company leases space for its headquarters from its Chairman, the majority shareholder. Rental payments, including real estate taxes and insurance, were $437,000, $426,000 and $399,000 in 1997, 1996 and 1995, respectively.

The Company recognized revenue from franchises owned by the majority shareholder as follows:

                                  1997              1996             1995
                         ------------------------------------------------------
   Product sales                $187,000          $210,000         $272,000
   Equipment sales                45,000            25,000           77,000
   Royalty fees                  126,000           168,000          240,000
   Franchise fees                 25,000             3,000           26,000
                         ------------------------------------------------------
                                $383,000          $406,000         $615,000
                         ======================================================

Trade receivables for 1997, 1996 and 1995 include approximately $106,000, $48,000 and $120,000, respectively, from franchises owned by the majority shareholder.

The majority shareholder continues to be a minority investor in a company which operates 20 franchised salons.

                 The Barbers, Hairstyling for Men & Women, Inc.

9. COMMITMENTS AND CONTINGENCIES

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

                                COMPANY-          COMPANY
                                 OWNED          HEADQUARTERS
                                 SALONS          (SEE NOTE 8)      EQUIPMENT
                        -------------------------------------------------------
   Years ending:
     1998                     $  629,529           $24,859         $292,162
     1999                        634,859                 -          216,880
     2000                        579,708                 -          108,108
     2001                        341,931                 -           50,218
     2002                        122,465                 -                -
     Thereafter                  166,656                 -                -
                        -------------------------------------------------------
                              $2,475,148           $24,859         $667,368
                        =======================================================

Certain of the salon leases provide for payment of additional rentals based on a percentage of sales over a fixed amount and for the payment of taxes, insurance and other charges.

Total rent expense is as follows:

                               MINIMUM
                               RENTALS           LESS
                               AND OTHER        SUBLEASE           TOTAL
                               CHARGES          RENTALS           EXPENSE
                        ------------------------------------------------------

   1997                       $1,074,059       $(109,271)        $964,788
   1996                          881,525        (111,901)         769,624
   1995                          615,550        (108,751)         506,799

                 The Barbers, Hairstyling for Men & Women, Inc.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company also is the primary obligor on leases for the salons operated by certain franchisees. The Company subleases the space to the franchisees, and generally the franchisees personally guarantee the subleases. On 90% of these subleases, the Company receives an upcharge from the franchisee over and above the amount of rent paid to the landlord. The Company incurred losses due to defaults on subleases of approximately $59,000, $24,000 and $0 during 1997, 1996 and 1995, respectively. The Company's remaining commitments, should the franchisees fail to make the scheduled rental payments, are approximately as follows:

   Years ending:
     1998                                  $ 5,083,357
     1999                                    3,902,617
     2000                                    3,125,074
     2001                                    1,897,428
     2002                                      825,147
     Thereafter                                309,891
                                      ------------------
                                           $15,143,514
                                      ==================

Included above is approximately $535,112 of leases held by the majority shareholder and guaranteed by the Company. These leases were originally guaranteed by the Company for Company-owned salons which were sold to the majority shareholder in 1986. Generally, as renewals of leases occur, the guarantees are withdrawn.

RENTAL INCOME

The Company is subleasing office space to another party through December 2000. As a result, the Company earned rental income of approximately $109,000, $101,000 and $84,000 during 1997, 1996 and 1995, respectively.

                 The Barbers, Hairstyling for Men & Women, Inc.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL PROCEEDINGS

The Company is engaged in certain legal proceedings and claims arising in the ordinary course of its business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against the Company cannot be determined at this time. However, it is the opinion of management that facts known at the present time do not indicate that there is a probability that such litigation will have a material effect on the financial position of the Company.

10. 401(k) PROFIT SHARING PLAN

During fiscal 1991, the Company established The Barbers, Hairstyling for Men & Women, Inc. 401(k) Plan (the Plan), a profit sharing plan. All employees who meet certain eligibility requirements may join the Plan. Plan participants elect to have a percentage of their salary contributed to the Plan. The Company makes a matching contribution to the Plan of 100% of the first one percent and 25% of the next four percent of salary contributed by employees. In addition, the Company may elect to make a discretionary contribution to the Plan. The Company's contributions vest based on the employee's length of service with the Company and are 100% vested after three years of service if hired before March 1, 1996 and 100% vested after five years of service if hired on or after March 1, 1996. In 1997, 1996 and 1995, the Company made matching contributions of $66,205, $51,057 and $42,982, respectively, and no discretionary contributions.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   FIRST          SECOND          THIRD         FOURTH          TOTAL
                                  QUARTER         QUARTER        QUARTER        QUARTER         YEAR
                              -----------------------------------------------------------------------------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
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


                 The Barbers, Hairstyling for Men & Women, Inc.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   FIRST         SECOND          THIRD          FOURTH           TOTAL
                                  QUARTER        QUARTER        QUARTER         QUARTER          YEAR
                              -----------------------------------------------------------------------------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL YEAR 1996
Revenue                            $4,488         $4,363          $4,913         $4,802        $18,566
Operating income                      295            382             478            517          1,672
Net income                            204            234             286            333          1,057

Net income per share               $  .07         $  .09          $  .10         $  .12        $   .39

FISCAL YEAR 1997
Revenue                            $4,843         $5,584          $5,598         $6,097        $22,122
Operating income                      353            567             609            864          2,393
Net income                            219            331             340            516          1,406

Net income per share               $  .08         $  .12          $  .12         $  .18        $   .50


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

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)      EXHIBIT LIST.

Exhibit
Number                                 Description
------                                 -----------

3.1 Articles of Incorporation, dated September 30, 1968 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)
3.2 Amended and Restated By-laws, dated January 21, 1993 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)
4.1 Specimen of Common Stock (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28,
              1994)
10.1 Form of Cost Cutters Family Hair Care Franchise Agreement (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 28, 1995)
10.2 Form of Cost Cutters Family Hair Care Development Agreement (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 28, 1995)
10.3 Form of City Looks Salons International Franchise Agreement (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 28, 1995)

* 10.4 1990 Stock Option Plan For Directors, as Amended and Restated on June 23, 1994 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)
* 10.5 Resolutions amending the 1990 Stock Option Plan For Directors adopted December 1, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)
* 10.6 Amendment to 1990 Stock Option Plan for Directors adopted September 21, 1995 (incorporated by reference to the registrant's registration statement on Form S-8 dated October 13, 1995)
* 10.7 1990 Stock Option Plan For Key Employees, as Amended and Restated on June 23, 1994 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)
* 10.8 Resolutions amending the 1990 Stock Option Plan For Key Employees adopted December 1, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)
* 10.9 Amendment to 1990 Stock Option Plan for Key Employees adopted September 21, 1995 (incorporated by reference to the registrant's registration statement on Form S-8 dated October 13, 1995)
* 10.10 Employment Agreement between Frederick A. Huggins, Jr. and The Barbers, Hairstyling for Men & Women, Inc., dated effective April 2, 1990 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)
* 10.11 Addendum to Employment Agreement between Frederick A. Huggins, Jr. and The Barbers, Hairstyling for Men & Women, Inc., dated effective January 1993 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28,
              1994)
* 10.12 Employment Agreement between Frederick A. Huggins, Jr. and The Barbers, Hairstyling for Men and Women, Inc., effective October 1, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)
* 10.13 Amendment to Employment Agreement between Frederick A. Huggins, Jr. and The Barbers, Hairstyling for Men & Women, Inc., effective February 6, 1996 (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 28,
              1995)
* 10.14 Common Stock Purchase Warrant of Frederick A. Huggins, Jr. dated April 2, 1990 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)
* 10.15 Common Stock Purchase Warrant of Frederick A. Huggins, Jr. dated October 13, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29,
              1994)
* 10.16 Amendment to Common Stock Purchase Warrants of Frederick A. Huggins, Jr. dated September 21, 1995 (incorporated by reference to the registrant's registration statement on Form S-8 dated October 13, 1995)
* 10.17 Employment Agreement between Florence F. Francis and The Barbers, Hairstyling for Men & Women, Inc. effective October 1, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)
* 10.18 Common Stock Purchase Warrant of Florence F. Francis dated October 13, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)
* 10.19 Amendment to Common Stock Purchase Warrant of Florence F. Francis dated September 21, 1995 (incorporated by reference to the registrant's registration statement on Form S-8 dated October 13,
              1995)
* 10.20 Salary Continuation Agreement between Patricia D. Kessler and The Barbers, Hairstyling for Men & Women, Inc., dated effective February 9, 1988 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)

*+10.21       Employment Agreement between John A. Fox and The Barbers,
              Hairstyling for Men & Women, Inc. effective October 1, 1997
* 10.22       The Barbers, Hairstyling for Men & Women, Inc. Incentive
              Compensation Plan (incorporated by reference to the registrant's
              Annual Report on Form 10-KSB for the year ended September 29,
              1994)
* 10.23       The Barbers Hairstyling for Men & Women, Inc. Deferred
              Compensation Plan as adopted August 17, 1995 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 28, 1995.)
* 10.24       Special Termination Allowance dated September 21, 1995
              (incorporated by reference to the registrant's quarterly report on
              Form 10-QSB for the quarter ended December 28, 1995)
10.25         Term Loan and Credit Agreement between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A.
              (incorporated by reference to Amendment No 1 to the registrant's registration statement on Form 10-SB dated August 5, 1994)
10.26         Amendments to Term Loan and Credit Agreement between The Barbers,
              Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A.
              (incorporated by reference to the registrant's quarterly report on
              Form 10-QSB for the quarter ended March 30, 1995)
10.27         Amendments to Term Loan and Credit Agreement between The Barbers,
              Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A.
              (incorporated by reference to the registrant's quarterly report on
              Form 10-QSB for the quarter ended March 28, 1996)
10.28         Term Loan and Credit Agreement between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. dated
              January 22, 1997 (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 26,
              1996)
10.29         Revolving Note between The Barbers, Hairstyling for Men & Women,
              Inc. and Norwest Bank Minnesota, N.A. dated January 22, 1997
              (incorporated by reference to the registrant's quarterly report on
              Form 10-QSB for the quarter ended December 26, 1996)
10.30         Term Note A between The Barbers, Hairstyling for Men & Women, Inc.
              and Norwest Bank Minnesota, N.A. dated January 22, 1997
              (incorporated by reference to the registrant's quarterly report on
              Form 10-QSB for the quarter ended December 26, 1996)
10.31         Term Note B between The Barbers, Hairstyling for Men & Women, Inc.
              and Norwest Bank Minnesota, N.A. dated January 22, 1997
              (incorporated by reference to the registrant's quarterly report on
              Form 10-QSB for the quarter ended December 26, 1996)
10.32         Arbitration Agreement between The Barbers, Hairstyling for Men &
              Women, Inc. and Norwest Bank Minnesota, N.A. dated January 22,
              1997 (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 26, 1996)
+ 11          Statement regarding Computation of Per Share Earnings
+ 21          Subsidiaries
+ 23.1        Consent of Ernst & Young LLP
+ 27          Financial Data Schedule - For SEC use only

----------------
*             Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to Item
              13(a).
+             Filed herewith


(b)      REPORTS ON FORM 8-K.

              The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1997.

                                   SIGNATURES

         In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.

Date: December 23, 1997          By:  /s/  Frederick A. Huggins, Jr.
                                      ------------------------------
                                 Frederick A. Huggins, Jr.
                                 President, Chief Executive Officer and Director

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 23, 1997.


/s/ Florence F. Francis               Chairman of the Board of Directors
---------------------------------
Florence F. Francis


/s/ Frederick A. Huggins, Jr.         Chief Executive Officer and Director
---------------------------------
Frederick A. Huggins, Jr.


/s/ J. Brent Hanson                   Vice President and Chief Financial Officer
---------------------------------     Principal Financial & Accounting Officer
J. Brent Hanson


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