Form 10QSB
period 1997-12-25
BARBERS HAIRSTYLING FOR MEN & WOMEN INC
filed 1998-02-09
CIK 926202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 25, 1997

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

         On February 6, 1998, the registrant had 2,615,482 outstanding shares of common stock, $.10 par value.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Statements of Earnings for the Quarter Ended December 25, 1997 and December 26, 1996

         Condensed Consolidated Statements of Financial Position at December 25, 1997 and September 25, 1997

         Condensed Consolidated Statements of Cash Flows for the
         Quarter Ended December 25, 1997 and December 26, 1996

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

Exhibit 10.1      Form of Cost Cutters Family Hair Care Franchise Agreement

Exhibit 10.2      Form of Cost Cutters Family Hair Care Development Agreement

Exhibit 10.3      Form of City Looks Salons International Franchise Agreement

Exhibit 10.4      Form of City Looks Salons International Development Agreement

Exhibit 10.5      Form of We Care Hair Franchise Agreement

Exhibit 10.6      Form of We Care Hair Development Agreement

Exhibit 27        Financial Data Schedule

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               FIRST QUARTER F1998
                                   (UNAUDITED)

                                                     Three Months Ended
                                               December 25,     December 26,
                                                   1997             1996
                                               ------------     ------------

REVENUES
      Franchise Royalties                      $  1,889,429     $  1,497,065
      Franchise Fees                                330,500          231,118
      Company-Owned Salons                        1,332,704        1,082,049
      Beauty Products & Equipment                 2,661,215        1,845,292
      Other                                         222,980          187,529
                                               ------------     ------------
      Total Revenues                              6,436,828        4,843,053

COSTS & EXPENSES
      Franchise Operations
        Salaries & Benefits                         553,305          450,085
        General & Administrative                    402,375          302,903
                                               ------------     ------------
      Total                                         955,680          752,988
                                               ------------     ------------

      Company-Owned Salons
        Salaries & Benefits                         689,241          581,208
        General & Administrative                    327,364          318,282
        Cost of Products & Services                 242,063          160,896
                                               ------------     ------------
      Total                                       1,258,668        1,060,386
                                               ------------     ------------

      Distribution & General Administration
        Salaries & Benefits                         797,716          660,009
        General & Administrative                    816,475          604,197
        Cost of Products & Equipment              2,090,946        1,412,890
                                               ------------     ------------
      Total                                       3,705,137        2,677,096
                                               ------------     ------------

OPERATING INCOME                                    517,343          352,583

OTHER INCOME (EXPENSE)
      Interest Income                                52,786           29,838
      Interest Expense                              (54,119)          (5,698)
      Net Gain on Disposal of Assets                   --                590
                                               ------------     ------------

INCOME BEFORE INCOME TAXES                          516,010          377,313

INCOME TAX EXPENSE                                  217,000          158,000
                                               ------------     ------------

NET INCOME                                     $    299,010     $    219,313
                                               ============     ============

AVERAGE SHARES OUTSTANDING                        2,594,097        2,569,069
                                               ============     ============

BASIC EARNINGS PER SHARE                       $       0.12     $       0.09
                                               ============     ============

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                 2,865,195        2,805,833
                                               ============     ============

DILUTED EARNINGS PER SHARE                     $       0.10     $       0.08
                                               ============     ============

See notes to condensed consolidated financial statements.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                            December 25,    September 25,
                                                                1997            1997
                                                            ------------    ------------
ASSETS                                                      (Unaudited)       (Note 1)
Current assets:
     Cash                                                   $  2,633,123    $  2,789,933
     Trade receivable, less allowance for doubtful
       accounts of $500,000 in December 1997 and
       $450,000 in September 1997                              3,260,354       2,846,083
     Notes receivable                                            541,279         596,635
     Inventories held for resale                               1,801,869       1,684,312
     Prepaid expenses                                            114,354         120,744
     Deferred income taxes                                       360,000         360,000
                                                            ------------    ------------
Total current assets                                           8,710,979       8,397,707

Notes receivable, less current portion and allowance for
       doubtful notes of $125,000 in December 1997 and
       $125,000 in September 1997                                597,357         621,877
Property, equipment and leasehold impovements, at cost:
    Equipment                                                  2,124,171       2,044,204
    Leasehold improvements                                       945,150         945,150
                                                            ------------    ------------
                                                               3,069,321       2,989,354
    Less accumulated depreciation                              2,165,883       2,094,285
                                                            ------------    ------------
Net property, equipment and leasehold improvements               903,438         895,069

Investment in franchise contracts, less accumulated
       amortization of $464,007 in December 1997 and
       $419,260 in September 1997                              2,276,871       2,321,618
Deferred income taxes                                            386,000         386,000
Other assets                                                     302,091         286,271
                                                            ------------    ------------

Total assets                                                $ 13,176,736    $ 12,908,542
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt and capital
        lease obligations                                   $    365,880    $    339,150
     Accounts payable                                            647,625         573,088
     Deferred franchise fees                                     137,500          90,000
     Committed advertising                                       742,029         933,502
     Accrued compensation and related payroll taxes              814,584         935,653
     Other accrued expenses                                      431,724         296,548
     Income taxes payable                                        240,670         202,934
                                                            ------------    ------------
Total current liabilities                                      3,380,012       3,370,875

Long term debt and capital lease obligations                   2,025,443       2,111,689
Deferred franchise fees                                          201,000         201,000
Deferred compensation                                            304,199         287,786

Shareholders' equity:
     Common stock                                                260,050         259,195
     Additional paid in capital                                  486,682         457,657
     Retained earnings                                         6,519,350       6,220,340
                                                            ------------    ------------
Total shareholder's equity                                     7,266,082       6,937,192
                                                            ------------    ------------

Total liabilities and shareholders' equity                  $ 13,176,736    $ 12,908,542
                                                            ============    ============

Note 1: The balance sheet at September 25, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain fiscal 1997 items have been reclassified to conform with the fiscal 1998 presentation.

See notes to condensed consolidated financial statements.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                              December 25,    December 26,
                                                                  1997            1996
                                                              ------------    ------------
OPERATING ACTIVITIES
Net income                                                    $    299,010    $    219,313
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                 116,345          95,124
     Provision for losses on accounts and notes receivable          66,835          34,618
     Gain on sales of property and equipment                          --              (590)
     Stock compensation                                             20,400          19,080
     Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts and notes receivable                            (401,230)       (444,404)
         Inventories held for resale                              (117,557)       (123,855)
         Prepaid expenses                                            6,390         (32,041)
         Other assets                                              (15,820)        (18,600)
      (Decrease) increase in:
         Payables and accrued expenses                             (86,416)        (47,949)
         Deferred franchise fees                                    47,500          63,500
         Income taxes payable                                       37,736          55,666
                                                              ------------    ------------
Net cash provided by (used in) operating activities                (26,807)       (180,138)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                          --               590
Capital expenditures                                               (79,967)        (61,239)
Investment in franchise contracts                                     --           (16,135)
                                                              ------------    ------------
Net cash used in investing activities                              (79,967)        (76,784)

FINANCING ACTIVITIES
Principle payments on long-term debt                               (59,516)        (18,750)
Proceeds from issuance of stock options                              9,480          (3,552)
                                                              ------------    ------------
Net cash used in financing activities                              (50,036)        (22,302)
                                                              ------------    ------------

Net decrease in cash and cash equivalents                         (156,810)       (279,224)

Cash and cash equivalents at beginning of period                 2,789,933       1,317,448
                                                              ------------    ------------

Cash and cash equivalents at end of period                    $  2,633,123    $  1,038,224
                                                              ============    ============


CASH PAID DURING PERIOD FOR:
     Interest                                                 $     54,119    $      5,698
     Taxes                                                    $    179,264    $    102,334


See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of results have been included. Operating results for the three months ended December 25, 1997, are not necessarily indicative of the results that may be expected for the year ended September 24, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended September 25, 1997.

NOTE B - EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Statement 128 replaced the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                     Quarter Ended
                                                     -------------
                                               December 25,   December 26,
                                                   1997           1996
                                               -----------    -----------

Numerator:
       Net Income                              $   299,010    $   219,313
                                               ===========    ===========

Denominator:
       Denominator for basic earnings
       per share - weighted average
       shares                                    2,594,097      2,569,069

       Effect of dilutive stock options and
       warrants                                    271,098        236,764
                                               -----------    -----------

       Denominator for diluted earnings
       per share - adjusted weighted
       average shares                            2,865,195      2,805,833
                                               ===========    ===========

       Basic earnings per share                $      0.12    $      0.09
                                               ===========    ===========

       Diluted earnings per share              $      0.10    $      0.08
                                               ===========    ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is engaged in the business of franchising three different hair care salon concepts that provide hair care services and products for men, women, and children. Most franchises do business under the names "Cost Cutters Family Hair Care(R)" ("Cost Cutters") or "City Looks Salons International(R)" ("City Looks"), and "We Care Hair(R)" ("We Care Hair"). The Company also has a limited number of franchises operating under the names "The Barbers, Hairstyling for Men & Women(R)", "Family Haircut Stores(R)" and "The Hair Performers(R)". The Company currently sells only franchises in Cost Cutters, City Looks and We Care Hair.

         The Company had 962 franchised and Company-owned salons in operation as of December 25, 1997, compared to 801 at December 26, 1996. The Company primarily earns revenue through its franchise operations from initial franchise fees, franchise royalties, and sales of beauty products and equipment to the franchisees.

         The Company operates on a 52/53 week year basis. The fiscal years 1998 and 1997 include 52 weeks of operations.

RESULTS OF OPERATIONS

REVENUES: The Company's total revenues were $6,436,828 for the first quarter of fiscal 1998, an increase of $1,593,775 or 32.9% over the first quarter of the previous year. Franchise royalties totaled $1,889,429 for the first quarter of fiscal 1998 which is an increase of 26.2% over the comparable period for the previous year. This increase was due to an increase in per store sales by franchised salons as well as an increase in the number of salons in operation in fiscal 1998 as compared to fiscal 1997 and the purchase of the We Care Hair franchises. Franchise fee revenue (initial franchise fees) increased $99,382 or 43.0% to $330,500 for the first quarter of fiscal 1998. The increase in franchise fee revenue was due to a increase in the number of salons opened during the comparable periods. A total of thirty-one new salons opened in the first quarter of fiscal 1998 versus nineteen new salons in the first quarter of the previous year. Revenue from Company-owned salons was $1,332,704 for the first quarter, an increase of 23.2% over the first quarter of the previous year. The increase in revenue from Company-owned salons is due primarily to the addition of new Company-owned salons and sales growth at salons opened last year. Beauty product and equipment sales for the first quarter of fiscal 1998 were $2,661,215, an increase of $815,923 or 44.2% from the first quarter of the previous year. The increase in beauty product and equipment sales was attributable to the addition of new product lines, merchandising programs and an increase in the total number of new salons opened during the first quarter of fiscal 1998 compared to the same period for the previous year.

COSTS & EXPENSES - FRANCHISE OPERATIONS: Total franchise operations expenses were $955,680 for the first quarter of fiscal 1998. This was an increase of 26.9% from the first quarter of fiscal 1997. The increase was due to growth in field staff and related travel to service new salons including the We Care Hair salons, and general salary increases averaging about 4%. Also, the operating expenses of the first quarter of fiscal 1998 include the travel and meeting costs for a franchisee convention held at a remote location. The franchisee convention was held locally during the first quarter of fiscal 1997.

COSTS & EXPENSES - COMPANY-OWNED SALONS: The Company presently owns and operates twenty-three salons: twenty-two operate as Cost Cutters salons and one operates as a City Looks. Seventeen of the Cost Cutters operate inside Wal-Mart Supercenters. First quarter operating costs for the Company-owned salons were $1,258,668 as compared to $1,060,386 for the first quarter of the previous year, an increase of 18.7%. This increase was primarily due to the costs associated with increased sales of services and beauty products in the salons.

COSTS & EXPENSES - DISTRIBUTION AND GENERAL ADMINISTRATION: Total operating expenses for distribution and general administration for the first quarter of fiscal 1998 were $3,705,137 which is a increase of $1,028,041 or 38.4% from the first quarter of the prior year. Most of this increase was due to increased cost of products and equipment sold, which corresponds to the increase in sales of products and equipment. The first quarter cost of products and equipment sold was $2,090,946 versus a prior year cost of $1,412,890, an increase of 48.0%. Margins on the sale of products and equipment were 21.4% versus 23.4% the previous year. The decrease in margins is primarily due to changes in product mix. Salaries and benefits were $797,716 for the first quarter of fiscal 1998 versus $660,009 for the first quarter of fiscal 1997, an increase of 20.9%. This increase was due to increases in staff size and an average increase in salaries of 4.0%. General and administrative expenses for the first quarter increased by $212,278 or 35.1% from the previous year to $816,475. The majority of the increases were primarily legal and professional fees associated with the acquisition of We Care Hair salons, amortization of the We Care Hair investment, and increases in reserves for bad debts.

OPERATING INCOME: Operating income was $517,343 for the first quarter of fiscal 1998 as compared to $352,583 for the comparable period of the prior year, an increase of 46.7%. Operating income as a percent of revenue was 8.0% for the first quarter of fiscal 1998 versus 7.3% for the comparable period of the previous fiscal year.

INTEREST INCOME AND EXPENSE: Interest income was $52,786 for the first quarter of fiscal 1998, which is an increase of $22,948 or 76.9% from the interest income of the first quarter of fiscal 1997. Interest expense was $54,119 for the first quarter of fiscal 1998 compared to $5,698 for the comparable period of fiscal 1997. This increase in interest expense was due to increases in long term debt associated with the acquisition of We Care Hair.

NET GAIN ON DISPOSAL OF ASSETS: During the first quarter of fiscal 1998 the Company did not sell any assets. During the comparable period of the previous year, the $590 gain on the disposal of assets was due to the sale of miscellaneous assets.

INCOME TAXES: The Company's effective tax rates for the first quarter of fiscal 1998 and fiscal 1997 were 42.1% and 41.9%, respectively. The Company anticipates that the rate for the balance of fiscal 1998 will be approximately 42%.

NET INCOME: The Company's net income for the first quarter of 1998 was $299,010 or $.10 per diluted share. This was an increase of $79,697 or 36.3% over the first quarter of fiscal 1997 net income and an increase of $.02 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES: The Company has generally been able to produce sufficient cash from operations to support the routine expansion of its business, and expects to continue to do the same in fiscal 1998. The Company expects capital expenditures during fiscal 1998 to be approximately $500,000 to $600,000, primarily due to the addition of new Company-owned salons, routine replacement of office equipment and the addition of a new warehouse.

The Company currently has a line of credit in the amount of $1,500,000 which carries an interest rate at the bank's prime rate which expires June 30, 1998. In addition, the Company also has three term loans with this same lender. One of these loans carries an interest rate equal to the bank's prime rate and had a balance of $37,500 at December 25, 1997. A second loan also carries an interest rate equal to the Bank's prime rate and had a balance of $1,000,000 at the end of the quarter. The third loan carries an interest rate of 8.82% and had a balance of $1,353,823.

Management believes that cash generated from operating activities, together with available funds from its operating line of credit or replacement financing will be sufficient to fund its anticipated operations, capital expenditures and required debt repayments for the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

         This case is in the early pretrial stage. The Company, WCH, Inc. and We Care Hair Realty, Inc. have initiated an action in Illinois Federal District Court seeking to compel arbitration of the claims of the plaintiffs. Although this Federal Court action was dismissed for lack of jurisdiction, the dismissal was appealed. Upon appeal, the dismissal has been reversed and remanded to the Federal District Court to decided whether arbitration should be compelled. The co-defendants have initiated a separate action in Illinois Federal District Court also seeking to compel arbitration of the claims of the plaintiffs. By order dated September 25, 1997, the Federal District Court compelled all non-Illinois plaintiffs to arbitrate their disputes with the co-defendants, and enjoined all non-Illinois plaintiffs from continuing the lawsuit against all defendants, including the Company, WCH, Inc. and We Care Hair Realty, Inc. The plaintiffs have appealed this ruling.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

Exhibit
Number                          Description
------                          -----------

10.1          Form of Cost Cutters Family Hair Care Franchise Agreement
10.2          Form of Cost Cutters Family Hair Care Development Agreement
10.3          Form of City Looks Salons International Franchise Agreement
10.4          Form of City Looks Salons International Development Agreement
10.5          Form of We Care Hair Franchise Agreement
10.6          Form of We Care Hair Development Agreement
27            Financial Data Schedule


(b)      The Company filed a report on Form 8-K under Item 5 on December 15,
         1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                                          (Registrant)

Date:  February 6, 1998                          By:  /s/ Frederick A. Huggins
                                                      ------------------------
                                                 Frederick A. Huggins, Jr.
                                                 President


                                                 By:  /s/ J. Brent Hanson
                                                      ------------------------
                                                 J. Brent Hanson
                                                 Chief Financial Officer