Form 10QSB
period 1998-03-26
BARBERS HAIRSTYLING FOR MEN & WOMEN INC
filed 1998-05-12
CIK 926202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 26, 1998

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

         On May 8, 1998, the registrant had 3,943,302 outstanding shares of common stock, $. 10 par value.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Earnings for the Quarter Ended March 26, 1998 and March 27, 1997

         Condensed Consolidated Statements of Financial Position at March 26, 1998 and September 25, 1997

         Condensed Consolidated Statements of Cash Flows for the
         Quarter Ended March 26, 1998 and March 27, 1997

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 4.  Submission of Matters to Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Exhibit 27   Financial Data Schedule

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              SECOND QUARTER F1998
                                   (UNAUDITED)

                                                    Three Months Ended              Six Months Ended
                                                March 26,       March 27,       March 26,       March 27,
                                                  1998            1997            1998            1997
                                              ------------    ------------    ------------    ------------
REVENUES
      Franchise Royalties                     $  2,057,671    $  1,754,202    $  3,968,008    $  3,251,267
      Franchise Fees                               211,500         193,200         542,000         424,318
      Company-Owned Salons                       1,474,100       1,042,828       2,806,804       2,124,877
      Beauty Products & Equipment                2,568,186       2,446,643       5,208,493       4,291,935
      Other                                        131,642         147,365         354,621         334,894
                                              ------------    ------------    ------------    ------------
      Total Revenues                             6,443,099       5,584,238      12,879,926      10,427,291

COSTS & EXPENSES
      Franchise Operations
        Salaries & Benefits                        555,869         502,001       1,109,174         952,086
        General & Administrative                   232,601         235,033         634,976         537,936
                                              ------------    ------------    ------------    ------------
      Total                                        788,470         737,034       1,744,150       1,490,022
                                              ------------    ------------    ------------    ------------

      Company-Owned Salons
        Salaries & Benefits                        794,945         579,627       1,484,186       1,160,835
        General & Administrative                   391,858         296,333         719,221         614,615
        Cost of Products & Services                251,137         142,145         493,201         303,041
                                              ------------    ------------    ------------    ------------
      Total                                      1,437,940       1,018,105       2,696,608       2,078,491
                                              ------------    ------------    ------------    ------------

      Distribution & General Administration
        Salaries & Benefits                        850,796         773,322       1,648,512       1,433,331
        General & Administrative                   650,274         629,086       1,466,749       1,233,283
        Cost of Products & Equipment             1,945,178       1,859,832       4,036,122       3,272,722
                                              ------------    ------------    ------------    ------------
      Total                                      3,446,248       3,262,240       7,151,383       5,939,336
                                              ------------    ------------    ------------    ------------


OPERATING INCOME                                   770,441         566,859       1,287,785         919,442

OTHER INCOME (EXPENSE)
      Interest Income                               53,517          37,629         106,303          67,467
      Interest Expense                             (51,508)        (35,368)       (105,628)        (41,066)
      Net Gain on Disposal of Assets                20,070           2,476          20,070           3,066
                                              ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                         792,520         571,596       1,308,530         948,909

INCOME TAX EXPENSE                                 333,000         241,000         550,000         399,000
                                              ------------    ------------    ------------    ------------

NET INCOME                                    $    459,520    $    330,596    $    758,530    $    549,909
                                              ============    ============    ============    ============

AVERAGE SHARES OUTSTANDING                       3,913,886       3,857,181       3,902,762       3,855,137
                                              ============    ============    ============    ============

BASIC EARNINGS PER SHARE                      $       0.12    $       0.09    $       0.19    $       0.14
                                              ============    ============    ============    ============

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                4,338,734       4,227,083       4,315,419       4,217,124
                                              ============    ============    ============    ============

DILUTED EARNINGS PER SHARE                    $       0.11    $       0.08    $       0.18    $       0.13
                                              ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                             March 26,   September 25,
                                                               1998          1997
                                                           -----------   -----------
ASSETS                                                     (Unaudited)      (Note 1)
Current assets:
     Cash                                                  $ 2,148,179   $ 2,789,933
     Trade receivable, less allowance for doubtful
       accounts of $550,000 in March 1998 and
       $450,000 in September 1997                            3,306,832     2,846,083
     Notes receivable                                          626,263       596,635
     Inventories held for resale                             1,748,960     1,684,312
     Prepaid expenses                                          116,197       120,744
     Deferred income taxes                                     360,000       360,000
                                                           -----------   -----------
Total current assets                                         8,306,431     8,397,707

Notes receivable, less current portion and allowance for
       doubtful notes of $180,000 in March 1998 and
       $125,000 in September 1997                              391,653       621,877
Property, equipment and leasehold impovements, at cost:
    Equipment                                                2,533,167     2,044,204
    Leasehold improvements                                     945,150       945,150
                                                           -----------   -----------
                                                             3,478,317     2,989,354
    Less accumulated depreciation                            2,227,479     2,094,285
                                                           -----------   -----------
Net property, equipment and leasehold improvements           1,250,838       895,069

Investment in franchise contracts, less accumulated
       amortization of $492,891 in March 1998 and
       $419,260 in September 1997                            2,505,692     2,321,618
Deferred income taxes                                          386,000       386,000
Other assets                                                   322,784       286,271
                                                           -----------   -----------

Total assets                                               $13,163,398   $12,908,542
                                                           ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt and capital
        lease obligations                                  $   364,919   $   339,150
     Accounts payable                                          668,493       573,088
     Deferred franchise fees                                   144,750        90,000
     Committed advertising                                     547,413       933,502
     Accrued compensation and related payroll taxes            725,594       935,653
     Other accrued expenses                                    452,307       296,548
     Income taxes payable                                       56,380       202,934
                                                           -----------   -----------
Total current liabilities                                    2,959,856     3,370,875

Long term debt and capital lease obligations                 1,937,436     2,111,689
Deferred franchise fees                                        201,000       201,000
Deferred compensation                                          323,674       287,786

Shareholders' equity:
     Common stock                                              261,545       259,195
     Additional paid in capital                                501,017       457,657
     Retained earnings                                       6,978,870     6,220,340
                                                           -----------   -----------
Total shareholder's equity                                   7,741,432     6,937,192
                                                           -----------   -----------

Total liabilities and shareholders' equity                 $13,163,398   $12,908,542
                                                           ===========   ===========

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

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six Months Ended
                                                               March 26,      March 27,
                                                                 1998           1997
                                                             -----------    -----------
OPERATING ACTIVITIES
Net income                                                   $   758,530    $   549,909
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                               235,494        232,564
     Provision for losses on accounts and notes receivable       181,253         60,000
     Gain on sales of property and equipment                     (20,070)        (3,066)
     Stock compensation                                           20,400         19,080
     Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts and notes receivable                          (441,406)      (888,570)
         Inventories held for resale                             (64,648)      (198,658)
         Prepaid expenses                                          4,547        (20,414)
         Other assets                                            (36,513)       (47,087)
      (Decrease) increase in:
         Payables and accrued expenses                          (309,096)       337,118
         Deferred franchise fees                                  54,750          2,500
         Income taxes payable                                   (146,554)       (73,900)
                                                             -----------    -----------
Net cash provided by (used in) operating activities              236,687        (30,524)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                      55,100         98,590
Capital expenditures                                            (538,463)      (219,834)
Investment in franchise contracts                               (271,904)    (2,029,182)
                                                             -----------    -----------
Net cash used in investing activities                           (755,267)    (2,150,426)

FINANCING ACTIVITIES
Additions to long-term debt                                           --      2,500,000
Principle payments on long-term debt                            (148,484)       (63,882)
Principle payments on capital lease obligations                       --         (7,204)
Proceeds from issuance of stock options                           25,310             --
                                                             -----------    -----------
Net cash provided by (used in) financing activities             (123,174)     2,428,914
                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents            (641,754)       247,964

Cash and cash equivalents at beginning of period               2,789,933      1,317,448
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $ 2,148,179    $ 1,565,412
                                                             ===========    ===========


CASH PAID DURING PERIOD FOR:
     Interest                                                $   105,628    $    41,066
     Taxes                                                   $   696,554    $   448,900


See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of results have been included. Operating results for the six months ended March 26, 1998, are not necessarily indicative of the results that may be expected for the year ended September 24, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended September 25, 1997.

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

         The following table sets forth the computation of basic and diluted earnings per share:

                                                   Quarter ended            Six months ended
                                              -----------------------   -----------------------
                                               March 26,    March 27,    March 26,    March 27,
                                                 1998         1997         1998         1997
                                              ----------   ----------   ----------   ----------
Numerator:
       Net Income                             $  459,520   $  330,596   $  758,530   $  549,909
                                              ==========   ==========   ==========   ==========

Denominator:
       Denominator for basic earnings
       per share - weighted average
       shares                                  3,913,886    3,857,181    3,902,762    3,855,137

       Effect of dilutive stock options and
       warrants                                  424,848      369,902      412,657      361,987
                                              ----------   ----------   ----------   ----------

       Denominator for diluted earnings
       per share - adjusted weighted
       average shares                          4,338,734    4,227,083    4,315,419    4,217,124
                                              ==========   ==========   ==========   ==========

       Basic earnings per share               $     0.12   $     0.09   $     0.19   $     0.14
                                              ==========   ==========   ==========   ==========

       Diluted earnings per share             $     0.11   $     0.08   $     0.18   $     0.13
                                              ==========   ==========   ==========   ==========

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

         The Company had 976 franchised and company-owned salons in operation as of March 26, 1998, compared to 945 at March 27, 1997. The Company primarily earns revenue through its franchise operations from initial franchise fees, franchise royalties, and sales of beauty products and equipment to the franchisees.

         The Company operates on a 52/53 week year basis. The fiscal years 1998 and 1997 include 52 weeks of operations.

RESULTS OF OPERATIONS

REVENUES: The Company's total revenues were $6,443,099 for the second quarter of fiscal 1998 and $12,879,926 for the first six months of fiscal 1998, an increase of 15.4% and 23.5% respectively over the comparable periods of the previous year. Franchise royalties totaled $2,057,671 for the second quarter of fiscal 1998 which is an increase of 17.3% over the second quarter of the previous year. Franchise royalties for the first six months increased 22.0% to $3,968,008 versus the comparable period of the previous year. The increase in franchise royalties was due to an increase in average per store sales by franchised salons as well as an increase in the number of salons in operation in the first six months of fiscal 1998 as compared to the same period of fiscal 1997. Franchise fee revenue (initial franchise fees) was $211,500 during the second quarter of fiscal 1998, an increase of 9.5% versus the second quarter of fiscal 1997. The increase in franchise fee revenue was due to an increase in the number of salons opened during the comparable periods. A total of twenty-one new salons opened in the second quarter of fiscal 1998 versus fifteen new salons in the second quarter of the previous year. Year to date the franchise fee revenue has increased $117,682 or 27.7% over the prior year comparable period to $542,000. This represents openings of 51 franchised locations and one company-owned salon versus 29 franchised locations and four company-owned salons for the first six months of the previous year. Revenue from company-owned salons was $1,474,100 for the second quarter and $2,806,804 for the first six months of fiscal 1998, an increase of 41.4% and 32.1% respectively over the comparable periods of the previous year. The increase in revenue from company-owned salons is due primarily to the addition of new Company-owned salons and sales growth at salons opened last year. Beauty product and equipment sales for the second quarter of fiscal 1998 were $2,568,186, an increase of $121,543 or 5.0% over the second quarter of the previous year. Year to date revenue from beauty products and equipment was $5,208,493, an increase of 21.4% over the first six months of the previous year. The increase in beauty product and equipment sales was attributable to the addition of new product lines, merchandising programs and an increase in the total number of new salons opened during the first six months of fiscal 1998 compared to the same period for the previous year.

COSTS & EXPENSES - FRANCHISE OPERATIONS: Total franchise operations expenses were $788,470 for the second quarter and $1,744,150 for the first six months of fiscal 1998. This was an increase of 7.0% and 17.1% respectively over the comparable periods of fiscal 1997. The increase was due to growth in field staff and related travel to service new salons including the new We Care Hair salons, and general salary increases averaging about 4.0%. Also, the operating expenses of the first quarter of fiscal 1998 include travel and meeting costs for a franchisee convention held at a remote location. The franchisee convention was held locally in the first quarter of fiscal 1997.

COSTS & EXPENSES - COMPANY-OWNED SALONS: The Company presently owns and operates 26 salons: 25 operate as Cost Cutters salons and one operates as a City Looks. Twenty-one of the Cost Cutters salons operate inside Wal-Mart Supercenters. During the second quarter of fiscal 1998 two Company-owned salons were sold. Second quarter operating costs for the company-owned salons were $1,437,940 as compared to $1,018,105 for the second quarter of the previous year, an increase of 41.2%. Year to date operating costs were $2,696,608 versus $2,078,491 for the comparable period of the previous year. This increase was primarily due to the costs associated with increase sales of services and beauty products in the salons.

COSTS & EXPENSES - DISTRIBUTION AND GENERAL ADMINISTRATION: Total operating expenses for distribution and general administration for the second quarter of fiscal 1998 were $3,446,248 which is an increase of $184,008 or 5.6% over the second quarter of the prior year. Expenses for the first half of fiscal 1998 were $7,151,383 as compared to $5,939,336 in fiscal 1997, an increase of 20.4%. Most of this increase was due to increased cost of products and equipment sold, which corresponds to the increase in sales of products and equipment. The second quarter cost of products and equipment sold was $1,945,178 versus a prior year cost of $1,859,832, an increase of 4.6%. Year to date costs of products and equipment were $4,036,122 versus $3,272,722 the previous year, an increase of 23.3%. Margins on the sale of products and equipment were 24.3% and 22.5% for the second quarter and first six months respectively. This compares with 24.0% and 23.7% for the same periods of the previous year. The decrease in the first six months margins is primarily due to changes in product mix. Salaries and benefits were $850,796 and $1,648,512 for the second quarter and first six months of fiscal 1998. This compares with $773,322 and $1,433,331 for the comparable periods of the previous year and represents an increase of 10.0% and 15.0% respectively. The increase was due to increases in staff size, as well as an average increase in salaries of 4.0%. General and administrative expenses for the second quarter increased 3.4% to $650,274. Year to date general and administrative expenses increased by $233,466 or 18.9% over the previous year to $1,466,749. A large portion of the increase is due to additional professional fees associated with the acquisition of We Care Hair salons, amortization of the We Care Hair investment and increases in reserves for bad debts.

OPERATING INCOME: Operating income was $770,441 for the second quarter and $1,287,785 for the first six months of fiscal 1998. This compares to $566,859 and $919,442 for the comparable periods of the prior year, an increase of 35.9% and 40.1% respectively. Operating income as a percent of revenue was 12.0% for the second quarter and 10.0% for the first six months of fiscal 1998. This compares to 10.2% and 8.8% for the comparable periods of the previous fiscal year.

INTEREST INCOME AND EXPENSE: Interest income was $53,517 for the second quarter and $106,303 for the first six months of fiscal 1998, an increase versus the previous year of 42.2% and 57.6% respectively. Interest expense was $51,508 for the second quarter and $105,628 for the first six months of fiscal 1998. This compares to $35,368 and $41,066 for the comparable periods of fiscal 1997. This increase in interest expense was due to additions in long term debt related to the acquisition of We Care Hair.

NET GAIN ON DISPOSAL OF ASSETS: During the second quarter of fiscal 1998, the Company sold two company-owned salons and miscellaneous assets. The Company recorded a net gain on disposal of these assets of $20,070. During the second quarter of fiscal 1997, the Company sold four company-owned salons and miscellaneous assets. The Company recorded a net gain on disposal of these assets of $2,476. Gains during the first quarter of fiscal 1998 as well as the first quarter of the previous year were minimal.

INCOME TAXES: The Company's effective tax rate for the second quarter and first half of fiscal 1998 was 42.0%, versus a rate of 42.2% for the second quarter of fiscal 1997 and 42.0% first six months of fiscal 1997. The Company anticipates that the rate for the balance of fiscal 1998 will be approximately 42%.

NET INCOME: The Company's net income for the second quarter of 1998 was $459,520 or $.11 per diluted share. This was an increase of $128,924 or 39.0% over the second quarter of fiscal 1997 net income and an increase of $.03 per share. Net income for the first six months of fiscal 1998 was up 37.9% to $758,530. Diluted earnings per share for the first six months were $.18 per share as compared to $.13 for the previous year. Earnings per share have been adjusted to reflect the 3-for-2 stock split which was issued April 17, 1998.

LIQUIDITY AND CAPITAL RESOURCES: The Company has generally been able to produce sufficient cash from operations to support expansion of its business, and expects to continue to do the same in fiscal 1998. The Company expects capital expenditures during fiscal 1998 to be approximately $500,000 to $600,000, primarily due to the addition of new company-owned salons, routine replacement of office equipment, and the addition of a new warehouse.

The Company currently has a line of credit in the amount of $1,500,000 which carries an interest rate at the bank's prime rate which expires June 30, 1998. The Company expects that the bank will renew this line of credit under similar terms and conditions. In addition, the Company also has three term loans with this same lender. One of these loans carries an interest rate equal to the bank's prime rate and had a balance of $18,750 at March 26, 1998. A second loan also carries an interest rate equal to the bank's prime rate and had a balance of $972,224 at the end of the quarter. The third loan carries an interest rate of 8.82% and had a balance of $1,311,381.

Management believes that cash generated from operating activities, together with funds available from its line of credit will be sufficient to fund its anticipated operations, capital expenditures, and required debt repayments for the foreseeable future.

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

This case is in the early pretrial stage. The Company, WCH, Inc. and We Care Hair Realty, Inc. have initiated an action in Illinois Federal District Court seeking to compel arbitration of the claims of the plaintiffs. The co-defendants have initiated a separate action in Illinois Federal District Court also seeking to compel arbitration of the claims of the plaintiffs. By order dated September 25, 1997, the Federal district Court compelled all non-Illinois plaintiffs to arbitrate their disputes with the co-defendants, and enjoined all non-Illinois plaintiffs from continuing the lawsuit against all defendants, including the Company, WCH, Inc. and We Care Hair Realty, Inc. The plaintiffs have appealed this ruling. In addition, on March 9, 1998, the Appellate Court of Illinois - Fifth District ordered the State Court proceeding to be transferred to the Circuit Court of Cook County, Illinois.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On December 30, 1997, proxy statements were mailed to the holders of record of 2,594,532 shares of common stock to solicit proxies in connection with the Annual Meeting of Shareholders on January 27, 1998. Two proposals were submitted to a vote of shareholders, as follows:

(a) Election of Directors - the following Directors were nominated for re-election for terms of one year: Florence F. Francis, Frederick A. Huggins, Marcia J. Bystrom, David E. Emerson, Susan F. Goldstein, Richard H. King, and James L. Reissner. All directors were re-elected with 2,385,685 shares voting yes.

(b) Ratification and Appointment of Independent Auditors - Ernst & Young LLP were auditors for the fiscal year ended September 25, 1997. The Company has appointed Ernst & Young LLP as auditors for the year ending September 24, 1998. The appointment of Ernst & Young as auditors for fiscal 1998 was ratified by a vote of shareholders with 2,382,505 shares voting yes, 68 shares voting no, and 3,682 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

Exhibit
Number          Description
--------        -----------
27              Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                                  (Registrant)

Date: May 8, 1998                        By:  /s/ Frederick A. Huggins
                                             ------------------------
                                         Frederick A. Huggins
                                         President & Chief Executive Officer


                                         By:  /s/ J. Brent Hanson
                                             ------------------------
                                         J. Brent Hanson
                                         Chief Financial Officer