Form 10QSB
period 1998-06-25
BARBERS HAIRSTYLING FOR MEN & WOMEN INC
filed 1998-08-10
CIK 926202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 25, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____    to  _____.

                         Commission file number: 0-24466

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.

             (Exact name of registrant as specified in its charter)

                 Minnesota                                   41-0945858
       (State or other Jurisdiction of                    (IRS Employer
       incorporation or organization)                     Identification No.)

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

         On August 7, 1998, the registrant had 3,950,302 outstanding shares of common stock, $. 10 par value.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Statements of Earnings for the Quarter Ended June 25, 1998 and June 26, 1997

         Condensed Consolidated Statements of Financial Position at June 25, 1998 and September 25, 1997

         Condensed Consolidated Statements of Cash Flows for the
         Quarter Ended June 25, 1998 and June 26, 1997

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES


Exhibit 10.1 First Amendment to Term Loan and Credit Agreement between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. dated May 20, 1998
Exhibit 10.2 Revolving Note between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. dated May 20, 1998
Exhibit 27.1 Financial Data Schedule: Restatement of Annual Financial Statements for Fiscal Years 1995, 1996, and 1997
Exhibit 27.2 Financial Data Schedule: Restatement of Quarterly Financial Statements for Fiscal Year 1997
Exhibit 27.3 Financial Data Schedule: Restatement of Quarterly Financial Statements for Fiscal Year 1998

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               THIRD QUARTER F1998
                                   (UNAUDITED)

                                                Three Months Ended              Nine Months Ended
                                             June 25,         June 26,       June 25,       June 26,
                                               1998            1997            1998           1997
                                           ------------    ------------    ------------   -------------
REVENUES
   Franchise Royalties                     $  2,189,380    $  1,923,927    $  6,157,388    $  5,175,194
   Franchise Fees                               135,126         222,750         677,126         647,068
   Company-Owned Salons                       1,559,641       1,200,842       4,366,445       3,325,719
   Beauty Products & Equipment                2,465,922       2,169,520       7,674,415       6,461,455
   Other                                        153,486          81,136         508,107         416,030
                                           ------------    ------------    ------------    ------------
   Total Revenues                             6,503,555       5,598,175      19,383,481      16,025,466

COSTS & EXPENSES
   Franchise Operations
     Salaries & Benefits                        547,376         511,948       1,656,550       1,464,034
     General & Administrative                   221,857         259,078         856,833         797,015
                                           ------------    ------------    ------------    ------------
   Total                                        769,233         771,026       2,513,383       2,261,049
                                           ------------    ------------    ------------    ------------

   Company-Owned Salons
     Salaries & Benefits                        844,197         643,027       2,328,383       1,803,862
     General & Administrative                   390,782         293,086       1,110,003         907,701
     Cost of Products & Services                289,280         195,711         782,481         498,752
                                           ------------    ------------    ------------    ------------
   Total                                      1,524,259       1,131,824       4,220,867       3,210,315
                                           ------------    ------------    ------------    ------------

   Distribution & General Administration
     Salaries & Benefits                        898,347         751,705       2,546,859       2,185,036
     General & Administrative                   747,986         695,280       2,214,735       1,928,564
     Cost of Products & Equipment             1,900,920       1,638,994       5,937,042       4,911,714
                                           ------------    ------------    ------------    ------------
   Total                                      3,547,253       3,085,979      10,698,636       9,025,314
                                           ------------    ------------    ------------    ------------


OPERATING INCOME                                662,810         609,346       1,950,595       1,528,788

OTHER INCOME (EXPENSE)
   Interest Income                               50,254          35,596         156,557         103,063
   Interest Expense                             (50,479)        (54,512)       (156,107)        (95,577)
   Net Gain on Disposal of Assets                88,232          (6,171)        108,302          (3,105)
                                           ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                      750,817         584,259       2,059,347       1,533,169

INCOME TAX EXPENSE                              315,000         244,000         865,000         643,000
                                           ------------    ------------    ------------    ------------

NET INCOME                                 $    435,817    $    340,259    $  1,194,347    $    890,169
                                           ============    ============    ============    ============

AVERAGE SHARES OUTSTANDING                    3,939,282       3,862,244       3,915,323       3,857,775
                                           ============    ============    ============    ============

BASIC EARNINGS PER SHARE                   $       0.11    $       0.09    $       0.31    $       0.23
                                           ============    ============    ============    ============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING               4,391,004       4,230,133       4,337,293       4,216,875
                                           ============    ============    ============    ============

DILUTED EARNINGS PER SHARE                 $       0.10    $       0.08    $       0.28    $       0.21
                                           ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                             June 25,      September 25,
                                                               1998            1997
                                                          -------------    ------------
ASSETS                                                      (Unaudited)        (Note 1)
Current assets:
  Cash                                                     $  2,903,893    $  2,789,933
  Trade receivable, less allowance for doubtful
    accounts of $600,000 in June 1998 and
    $450,000 in September 1997                                3,194,580       2,846,083
  Notes receivable                                              615,704         596,635
  Inventories held for resale                                 2,010,049       1,684,312
  Prepaid expenses                                               87,687         120,744
  Deferred income taxes                                         360,000         360,000
                                                           ------------    ------------
Total current assets                                          9,171,913       8,397,707

Notes receivable, less current portion and allowance for
     doubtful notes of $135,000 in June 1998 and
     $125,000 in September 1997                                 276,901         621,877
Property, equipment and leasehold improvements, at cost:
  Equipment                                                   2,698,583       2,044,204
  Leasehold improvements                                        945,150         945,150
                                                           ------------    ------------
                                                              3,643,733       2,989,354
  Less accumulated depreciation                               2,283,828       2,094,285
                                                           ------------    ------------
Net property, equipment and leasehold improvements            1,359,905         895,069

Investment in franchise contracts, less accumulated
     amortization of $535,142 in June 1998 and
     $419,260 in September 1997                               2,463,441       2,321,618
Deferred income taxes                                           386,000         386,000
Other assets                                                    343,731         286,271
                                                           ------------    ------------

Total assets                                               $ 14,001,891    $ 12,908,542
                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital
     lease obligations                                     $    350,156    $    339,150
  Accounts payable                                              280,923         573,088
  Deferred franchise fees                                        85,000          90,000
  Committed advertising                                       1,073,267         933,502
  Accrued compensation and related payroll taxes                994,245         935,653
  Other accrued expenses                                        583,982         296,548
  Income taxes payable                                          (24,283)        202,934
                                                           ------------    ------------
Total current liabilities                                     3,343,290       3,370,875

Long term debt and capital lease obligations                  1,849,023       2,111,689
Deferred franchise fees                                         267,000         201,000
Deferred compensation                                           343,279         287,786

Shareholders' equity:
  Common stock                                                  394,530         259,195
  Additional paid in capital                                    390,082         457,657
  Retained earnings                                           7,414,687       6,220,340
                                                           ------------    ------------
Total shareholder's equity                                    8,199,299       6,937,192
                                                           ------------    ------------

Total liabilities and shareholders' equity                 $ 14,001,891    $ 12,908,542
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

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine Months Ended
                                                            June 25,        June 26,
                                                              1998           1997
                                                          -----------    ------------
OPERATING ACTIVITIES
Net income                                                $ 1,194,347    $   890,169
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                               361,795        367,483
  Provision for losses on accounts and notes receivable       242,594        191,286
  (Gain)/Loss on sales of property and equipment             (108,302)         3,105
  Stock compensation                                           20,640         19,080
  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Accounts and notes receivable                          (265,184)    (1,119,806)
      Inventories held for resale                            (325,737)      (217,639)
      Prepaid expenses                                         33,057         (1,797)
      Other assets                                            (57,460)       (42,425)
   (Decrease) increase in:
      Payables and accrued expenses                           249,119        619,655
      Deferred franchise fees                                  61,000         (6,000)
      Income taxes payable                                   (227,217)      (100,407)
                                                          -----------    -----------
Net cash provided by operating activities                   1,178,652        602,704

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                  192,600        111,786
Capital expenditures                                         (780,848)      (283,329)
Investment in franchise contracts                            (271,904)    (2,057,558)
                                                          -----------    -----------
Net cash used in investing activities                        (860,152)    (2,229,101)

FINANCING ACTIVITIES
Additions to long-term debt                                      --        2,500,000
Principal payments on long-term debt                         (251,660)      (121,700)
Principal payments on capital lease obligations                  --          (11,675)
Proceeds from exercise of stock options                        47,120         12,750
                                                          -----------    -----------
Net cash provided by (used in) financing activities          (204,540)     2,379,375
                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents          113,960        752,978

Cash and cash equivalents at beginning of period            2,789,933      1,317,448
                                                          -----------    -----------

Cash and cash equivalents at end of period                $ 2,903,893    $ 2,070,426
                                                          ===========    ===========


CASH PAID DURING PERIOD FOR:
  Interest                                                $   156,107    $    95,577
  Taxes                                                   $ 1,092,217    $   743,407


See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of results have been included. Operating results for the three months ended June 25, 1998, are not necessarily indicative of the results that may be expected for the year ended September 24, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended September 25, 1997.

NOTE B - EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Statement 128 replaced the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                 Quarter ended           Nine months ended
                                                 -------------           -----------------
                                             June 25,     June 26,     June 25,     June 26,
                                               1998         1997         1998        1997
                                            ----------   ----------   ----------   ----------
Numerator:
     Net Income                             $  435,817   $  340,259   $1,194,347   $  890,169
                                            ==========   ==========   ==========   ==========

Denominator:
     Denominator for basic earnings
     per share - weighted average
     shares                                  3,939,282    3,862,244    3,915,323    3,857,775

     Effect of dilutive stock options and
     warrants                                  451,722      367,889      421,970      359,100
                                            ----------   ----------   ----------   ----------

     Denominator for diluted earnings
     per share - adjusted weighted
     average shares                          4,391,004    4,230,133    4,337,293    4,216,875
                                            ==========   ==========   ==========   ==========

     Basic earnings per share               $     0.11   $     0.09   $     0.31   $     0.23
                                            ==========   ==========   ==========   ==========

     Diluted earnings per share             $     0.10   $     0.08   $     0.28   $     0.21
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

         The Company had 967 franchised and company-owned salons in operation as of June 25, 1998, compared to 947 at June 26, 1997. The Company primarily earns revenue through its franchise operations from initial franchise fees, franchise royalties, and sales of beauty products and equipment to the franchisees.

         The Company operates on a 52/53 week year basis. The fiscal years 1998 and 1997 include 52 weeks of operations.

RESULTS OF OPERATIONS

REVENUES: The Company's total revenues were $6,503,555 for the third quarter of fiscal 1998 and $19,383,481 for the first nine months of fiscal 1998, an increase of 16.2% and 21.0% respectively over the comparable periods of the previous year. Franchise royalties totaled $2,189,380 for the third quarter of fiscal 1998, which is an increase of 13.8% over the third quarter of the previous year. Franchise royalties for the first nine months increased 19.0% to $6,157,388 versus the comparable period of the previous year. The increase in franchise royalties was due to an increase in the number of salons in operation in the first nine months of fiscal 1998 as compared to the same period of fiscal 1997 and an increase in average per store sales by franchised salons. Franchise fee revenue (initial franchise fees) was $135,126 during the third quarter of fiscal 1998, a decrease of 39.3% versus the third quarter of fiscal 1997. The decrease in franchise fee revenue was due to a decrease in the number of salons opened during the comparable periods. A total of ten new salons opened in the third quarter of fiscal 1998 compared to opening 19 salons during the third quarter of the previous year. Year to date the franchise fee revenue has increased $30,058 or 4.6% over the prior year comparable period to $677,126. This represents openings of 58 franchised locations and four company-owned salons versus 51 franchised locations and four company-owned salons for the first nine months of the previous year. Revenue from company-owned salons was $1,559,641 for the third quarter and $4,366,445 for the first nine months of fiscal 1998, an increase of 29.9% and 31.3% respectively over the comparable periods of the previous year. The increase in revenue from company-owned salons is due primarily to the addition of new company-owned salons and sales growth at salons opened last year. Beauty product and equipment sales for the third quarter of fiscal 1998 were $2,465,922, an increase of $296,402 or 13.7% over the third quarter of the previous year. Year to date revenue from beauty products and equipment was $7,674,415, an increase of 18.8% over the first nine months of the previous year. The increase in beauty product and equipment sales was attributable to the addition of new product lines, merchandising programs and an increase in the total number of new salons opened during the first nine months of fiscal 1998 compared to the same period for the previous year.

COSTS & EXPENSES - FRANCHISE OPERATIONS: Total franchise operations expenses were $769,233 for the third quarter and $2,513,383 for the first nine months of fiscal 1998. This was a decrease of 0.2% for the third quarter and an increase of 11.2% over the first nine months of fiscal 1997. The year to date increase was due to growth in field staff and related travel to service new salons including the new We Care Hair salons, and general salary increases averaging about 4%. Also, the operating expenses of the first quarter of fiscal 1998 include travel and meeting costs for a franchisee convention held at a remote location. The franchisee convention was held locally in the first quarter of fiscal 1997.

COSTS & EXPENSES - COMPANY-OWNED SALONS: The Company presently owns and operates 27 salons: 26 operate as Cost Cutters salons and one operates as a City Looks. Twenty of the Cost Cutters operate inside Wal-Mart Supercenters. During the third quarter of fiscal 1998 three company-owned salons were sold to a franchisee and one salon was purchased from a franchisee. Third quarter operating costs for the company-owned salons were $1,524,259 as compared to $1,131,824 for the third quarter of the previous year, an increase of 34.7%. Year to date operating costs were $4,220,867 versus $3,210,315 for the comparable period of the previous year. The increase was primarily due to the costs associated with increased sales of services and beauty products in the salons.

COSTS & EXPENSES - DISTRIBUTION AND GENERAL ADMINISTRATION: Total operating expenses for distribution and general administration for the third quarter of fiscal 1998 were $3,547,253 which is an increase of $461,274 or 14.9% over the third quarter of the prior year. Expenses for the first nine months of fiscal 1998 were $10,698,636 as compared to $9,025,314 in fiscal 1997, an increase of 18.5%. Most of this increase was due to increased cost of products and equipment sold, which corresponds to the increase in sales of products and equipment. The third quarter cost of products and equipment sold was $1,900,920 versus a prior year cost of $1,638,994, an increase of 16.0%. Year to date costs of products and equipment were $5,937,042 versus $4,911,714 the previous year, an increase of 20.9%. Margins on the sale of products and equipment were 22.9% and 22.6% for the third quarter and first nine months respectively. This compares with 24.5% and 24.0% for the same periods of the previous year. The decrease in margins is primarily to due to changes in product mix. Salaries and benefits were $898,347 and $2,546,859 for the third quarter and first nine months of fiscal 1998. This compares with $751,705 and $2,185,036 for the comparable periods of the previous year and represents an increase of 19.5% and 16.6% respectively. The increase was due to increases in staff size, as well as an average increase in salaries of 4.0%. General and administrative expenses for the third quarter increased 7.6% to $747,986. Year to date general and administrative expenses increased by $286,171 or 14.8% over the previous year to $2,214,735. A large portion of the increase is due to additional professional fees associated with the acquisition of We Care Hair salons, amortization of the We Care Hair investment and increases in reserves for bad debts.

OPERATING INCOME: Operating income was $662,810 for the third quarter and $1,950,595 for the first nine months of fiscal 1998. This compares to $609,346 and $1,528,788 for the comparable periods of the prior year, an increase of 8.8% and 27.6% respectively. Operating income as a percent of revenue was 10.2% for the third quarter and 10.1% for the first nine months of fiscal 1998. This compares to 10.9% and 9.5% for the comparable periods of the previous fiscal year.

INTEREST INCOME AND EXPENSE: Interest income was $50,254 for the third quarter and $156,557 for the first nine months of fiscal 1998, an increase versus the previous year of 41.2% and 51.9% respectively. Interest expense was $50,479 for the third quarter and $156,107 for the first nine months of fiscal 1998. This compares to $54,512 and $95,577 for the comparable periods of fiscal 1997. The year to date increase in interest expense was due to the debt incurred by the Company to acquire the We Care Hair chain.

NET GAIN (LOSS) ON DISPOSAL OF ASSETS: During the third quarter of fiscal 1998, the Company sold three company-owned salons. The Company recorded a net gain on disposal of these assets of $88,232. Year to date, the Company has sold five company-owned salons and miscellaneous assets. In fiscal 1997, the Company sold five company-owned salons.

INCOME TAXES: The Company's effective tax rates for the third quarter and first nine months of fiscal 1998 were 42.0%, respectively, versus a rate of 41.8% and 41.9% for the third quarter and the first nine months of fiscal 1997. The Company anticipates that the rate for the balance of fiscal 1998 will be approximately 42%.

NET INCOME: The Company's net income for the third quarter of 1998 was $435,817 or $.10 per diluted share. This was an increase of $95,558 or 28.1% over the third quarter of fiscal 1997 net income and an increase of $.02 per share. Net income for the first nine months of fiscal 1998 was up 34.2% to $1,194,347. Earnings per share for the first nine months were $.28 per diluted share as compared to $.21 for the previous year. Earnings per share have been adjusted to reflect the April 17, 1998 3-for-2 stock split.

LIQUIDITY AND CAPITAL RESOURCES: The Company has generally been able to finance the routine expansion of its business from current cash on hand, cash generated from operations, and the Company's line of credit. The Company has financed acquisitions by obtaining additional bank debt. The Company expects capital expenditures during fiscal 1998 to be approximately $900,000 to $1,000,000, primarily due to the addition of several new company-owned salons, routine replacement of office equipment and the addition of a new warehouse.

The Company currently has a line of credit in the amount of $1,500,000 which carries an interest rate at the bank's prime rate which expires June 30, 1999. In addition, the Company also has two term loans with this same lender. One of these loans carries an interest rate equal to the bank's prime rate and had a balance of $930,560 at the end of the quarter. The second loan carries an interest rate of 8.82% and had a balance of $1,268,619 at the end of the quarter.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are included herein:
Exhibit
Number                              Description
------                              -----------

10.1 First Amendment to Term Loan and Credit Agreement between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. dated May 20, 1998
10.2 Revolving Note between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. dated May 20, 1998
27.1 Financial Data Schedule: Restatement of Annual Financial Statements for Fiscal Years 1995, 1996, and 1997
27.2 Financial Data Schedule: Restatement of Quarterly Financial Statements for Fiscal Year 1997
27.3 Financial Data Schedule: Restatement of Quarterly Financial Statements for Fiscal Year 1998


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                                    (Registrant)

Date: August 7, 1998                            By: /s/ Frederick A. Huggins
                                                    ------------------------
                                                Frederick A. Huggins
                                                President


                                                By: /s/ J. Brent Hanson
                                                    -------------------
                                                J. Brent Hanson
                                                Chief Financial Officer