Form 10KSB40
period 1998-09-24
BARBERS HAIRSTYLING FOR MEN & WOMEN INC
filed 1998-12-23
CIK 926202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 24, 1998

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

The issuer's revenues for the year ended September 24, 1998:      $26,138,435

Aggregate market value of Common Stock held by non-affiliates
as of December 4, 1998:                                           $11,411,120

Number of Shares of Common Stock outstanding as of the close
of business December 4, 1998:                                       3,983,268

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for Annual Meeting of Shareholders to be held January 26, 1999, ("Proxy Statement") to be filed with the Commission, are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format- Yes ___  No _X_.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

A.       BUSINESS DEVELOPMENT

         GENERAL. The Barbers, Hairstyling for Men & Women, Inc. (the "Company") develops, franchises, services and operates a system of hair care salon concepts which provide hair care services and products for men, women and children. The Company also owns and operates 30 salons in the United States. The Company implements its retail concepts through nationwide franchise systems that the Company supports with a comprehensive package of centralized services. The Company primarily earns revenue through its franchise operations from franchise initial fees, franchise royalties and sales of beauty products, salon equipment and consumer appliances.

         The Company markets three different hair care salon concepts that target a broad spectrum of the hair care market. Most franchises do business under the names "Cost Cutters Family Hair Care(R)" ("Cost Cutters"), "City Looks Salons International(R)" ("City Looks"), or "We Care Hair(R)" ("We Care Hair"). The Company also has a limited number of franchises operating under the names "The Barbers(R)" ("The Barbers"), "The Barbers, Hairstyling for Men & Women(R)", "The Hair Performers(R)" and "Family Haircut Stores(R)". The Company currently sells only franchises in the Cost Cutters, City Looks, and We Care Hair concepts.

         Each franchise concept is specifically tailored to satisfy a particular market niche. Cost Cutters franchises provide value-priced hair care services targeted to price sensitive customers. City Looks franchises provide full service, high-fashion hair care as well as various personal grooming and spa services, including facials, manicures, massages and tanning facilities. City Looks franchises target customers who place a premium on full service. We Care Hair franchises provide hair care services, tanning, nail care and waxing services targeted at adults aged 18 to 40.

         The Company had a total of 969 franchised and company-owned salons in operation as of September 24, 1998, compared to 935 franchised and company-owned salons in operation at September 25, 1997.

         The Company's principal executive offices are located at 300 Industrial Boulevard Northeast, Minneapolis, Minnesota 55413. Its telephone number is (612) 331-8500.

         HISTORY. The Company was incorporated under the laws of Minnesota on October 1, 1968. It quickly established a chain of company-owned, full service hairstyling businesses throughout the United States under the name "The Barbers, Hairstyling for Men". In 1970, the Company began selling franchises for the operation of hairstyling businesses doing business under the names "The Barbers" and "The Barbers, Hairstyling for Men & Women". Recognizing the need to update the market focus and decor of the salons, in 1987 the Company began selling franchises for the operation of hairstyling businesses under the name "City Looks(R) By The Barbers" and the Company began to convert the existing "The Barbers" locations to this business format. This trade name was revised to "City Looks(R) Salons" in 1991 and to "City Looks Salons International(R)" in 1993, although some salons continue to operate under the older names.

         The Company began selling franchises for the operation of hairstyling businesses doing business under the name "Cost Cutters Family Hair Care(R)" in 1982. In 1986, the Company decided to focus principally on doing business as a franchisor and reduced its number of company-owned stores in the United States from 69 in 1986 to 3 in 1994. Since then, the Company has capitalized on the opportunity of developing the Cost Cutters chain within major mass merchandisers. As part of this business strategy, the Company has built over 30 new company-owned stores since 1995. Most of these new stores are located within Wal-Mart Supercenters.

         On January 25, 1997, the Company, through its subsidiary WCH, Inc., acquired substantially all of the franchise assets (trademarks, franchise agreements and certain other assets) of 139 "We Care Hair(R)" salons from We Care Hair Development, Inc. in exchange for $2,000,000 cash plus a contingent earn-out equal to 40% of all initial franchise fees and royalties collected pursuant to certain specified franchise contracts during the six year period ending January 24, 2003. Under the terms of the acquisition agreement, the Company may deduct the purchase price of specific franchise contracts from future payments if the salons close within one year of the acquisition date. As of January 24, 1998, 19 franchises valued at $646,724 had either closed or taken down their signs. The Company is presently in litigation with several of these franchisees. See Item 3. Legal Proceedings. The Company began offering We Care Hair franchises in June 1997.

         The Company currently offers for sale three different franchise businesses, operates 30 company-owned salons in the United States and sells beauty products, salon equipment and consumer appliances.

B.       BUSINESS

         RETAIL STORE OPERATIONS. The Company provides franchise services, including initial and ongoing operational training, financial analysis services, advertising and marketing services, and sells beauty products, salon equipment and consumer appliances to a total of 969 salons worldwide (as of September 24, 1998). In the revenue figures set forth below, "system revenue" refers to revenue received at the store level from retail sales of products and services at all locations, whether franchised or company-owned, of a particular franchise type (i.e., Cost Cutters, City Looks, or We Care Hair). Company revenue refers to all sales of products and services by the Company directly, including, but not limited to, franchise fees and royalties, beauty products and equipment as well as revenue generated by the operation of the company-owned salons. Salons operating under The Barbers and The Hair Performers names are few in number and are combined for financial reporting purposes with the City Looks franchise system. The salon operating under the name Family Haircut Store is combined for financial reporting purposes with the Cost Cutters franchise system.

         COST CUTTERS FAMILY HAIR CARE. Cost Cutters franchises provide value-priced hair care services for men, women and children. In addition, Cost Cutters franchises sell a complete line of hair care products, merchandise and appliances. The Company created the Cost Cutters business system to meet the demand of the general public for high quality, value-priced family hair care services and products. For the fiscal year ended September 26, 1996, the Company had 713 franchised and company-owned Cost Cutters producing $138,100,000 in system revenue and $5,535,000 in royalties paid to the Company. For the fiscal year ended September 25, 1997, the Company had 765 franchised and company-owned Cost Cutters producing $153,500,000 in system revenue and $6,126,000 in royalties paid to the Company. At the fiscal year ended September 24, 1998, the Company had 823 franchised and company-owned Cost Cutters salons producing $175,606,000 in system revenue and $7,052,000 in royalties paid to the Company. Cost Cutters franchises operate throughout the United States.

         CITY LOOKS SALONS INTERNATIONAL. City Looks franchises provide men, women and children with high-fashion, full service hair care including, cutting, perming, coloring, shampooing, conditioning, hairstyling, and other hair care services. City Looks franchises also provide spa services and personal grooming services such as nail care, manicures, makeovers and sell related products. The Company developed the City Looks business system to meet the demand of the general public for a complete line of high-fashion hair care services and products. For the year ended September 26, 1996, the Company had 73 franchised and company-owned City Looks salons producing $18,800,000 in system revenue and $500,000 in royalties paid to the Company. For the year ended September 25, 1997, the Company had 66 franchised and company-owned City Looks salons producing $20,800,000 in system revenue and $483,000 in royalties paid to the Company. At fiscal year ended September 24, 1998, the Company had 75 franchised and company-owned City Looks salons producing $23,064,000 in system revenue and $516,000 in royalties paid to the Company. City Looks franchises operate primarily in the Midwest. City Looks also has 25 locations in France and two locations in Russia.

         WE CARE HAIR. We Care Hair franchises target men and women between the ages of 18 and 40 with hair care services, tanning, nail care, and waxing services. We Care Hair franchises also sell hair care and nail care products. The Company purchased the business system during fiscal 1997. At fiscal year ended September 25, 1997, the Company had 104 We Care Hair franchises producing $10,444,000 in system revenue and $605,000 in royalties paid to the Company. At fiscal year ended September 24, 1998, the Company had 71 franchised We Care Hair salons producing $12,759,000 in system revenue and $829,000 in royalties paid to the Company. We Care Hair franchises operate throughout the United States and two locations operate in Mexico.

         COMPANY-OWNED SALONS. The Company owned and operated 29 Cost Cutters and one City Looks salons as of September 25, 1998. All of these salons are located in the United States. The company-owned salons produced $2,940,000 of revenue in fiscal 1996 with 22 salons, $4,611,000 of revenue in fiscal 1997 with 23 salons and $6,073,000 of revenue in fiscal 1998 with 30 salons. During fiscal 1998, the Company opened 13 company-owned salons and sold six company-owned salons. While recognizing that the Company is fundamentally a franchising company, the Company intends to selectively expand its base of company-owned salons, primarily in Wal-Mart Supercenters and other product outlet locations.

         BEAUTY PRODUCT AND EQUIPMENT DISTRIBUTION. The Company distributes beauty products, salon equipment and consumer appliances primarily to its franchisees. The beauty products, which include shampoos, conditioners and finishing products, consist of private label and nationally recognized licensed brands, both of which the Company purchases from third party suppliers. The Company does not own or operate any product manufacturing or labeling operations. Private label products are available under the names of Cost Cutters Family Hair Care(R), City Looks Salons International(R) and The Barbers(R) and are designed to be sold by the franchise bearing that particular product's name. The ingredients of the Company's private label products are widely available from a number of suppliers, and thus, the Company is not dependent upon any one supplier. The licensed brands available from the Company include Paul Mitchell(R), Sebastian(R), KMS(R), Back to Basics(R), American Crew(R), and Joico(R). Due to the great diversity of licensed products currently offered to franchisees through the Company, the Company is not dependent upon any one brand, and continually reviews and adds to its licensed brand product lines. The Paul Mitchell brand is the largest selling brand, making up 33% of the Company's beauty product sales volume. Private label products are about 16% of the Company's beauty products sales volume. The franchisees are required to maintain a minimum inventory of private label products. Although the franchisees are not required to purchase any national brand product from the Company, the franchisees may enjoy significant discounts as a result of the Company's purchasing power. The Company carries $2,000,000 of product liability insurance with an additional $20,000,000 provided as excess coverage.

         The Company has implemented the "Designer Salon Program" for its franchise systems. The purpose of the Designer Salon Program is to encourage franchisees to purchase beauty products through the Company. Each salon that participates in the Designer Salon Program is eligible for additional training, special merchandising kits, and product rebates. The Company also rewards franchisees for their loyalty based on each franchisee's historical purchases of beauty products from the Company in relation to the franchisees retail sales of merchandise. If the franchisee exceeds a minimum goal, the franchisee receives a rebate on purchases which is paid in shares of the Company's Common Stock based on the fair market value of the stock at the fiscal year-end. The Company issued 9,372 shares in fiscal 1997 and 11,741 shares in fiscal 1998 under this program. The Company will issue approximately 15,000 shares in fiscal 1999 based on the franchisees' fiscal 1998 purchases.

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

         Total revenue from beauty products, salon equipment and consumer appliances was $8,019,000 in fiscal 1996, $8,885,000 in fiscal 1997, and $10,193,000 in fiscal 1998.

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

         The continued growth of the Company is, in part, dependent upon its ability to retain qualified franchisees and to attract new franchisees. Although the Company has established criteria to evaluate prospective franchisees, there can be no assurance that the Company's existing or future franchisees will have the business abilities or access to financial resources necessary to open new locations or that they will successfully develop and operate these salons in a manner consistent with the Company's standards. The Company's largest franchisee owns 61 salons, and seven other franchisees each own more than 20 salons. Together, these eight franchisees own an aggregate total of 272 salons, representing approximately 29% of the total number of franchised salons. Although the Company presently has no reason to believe that it will occur, if any one or more of these franchisee's business fails or declines substantially, the Company's business, results of operations and financial conditions could be materially adversely affected.

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

         CONVENIENT LOCATIONS. The Company's franchises are typically located in grocery anchored strip shopping centers, regional malls, power shopping centers (shopping centers which include one grocery store and one major softgoods store) and inside of major mass merchandisers. The Company has also opened some salons in "outlet malls" and intends to pursue further opportunities as other outlet malls sites become available. This location strategy insures that each franchise will be easily accessible by a large number of potential customers.

         EXPANSION TO NEW MARKETS. The Company intends to expand and build upon its existing markets in an effort to increase its market share in those areas. The Company is also committed to introducing its franchise concepts into new markets. Expansion may come from the granting of franchises in geographic areas where the Company currently has only a limited number of salons, the continued development of salons inside Wal-Mart Supercenters, or acquisitions of suitable candidates.

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

         EMPLOYEES. As of September 24, 1998, the Company employed 326 people. The Company employed 96 full-time employees and one part-time employee at its corporate headquarters. The Company employed 201 full-time and 28 part-time employees at its company-owned salons. The Company considers its employee relations to be good. None of the Company's employees are covered under a collective bargaining agreement.

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

         Twenty states and the Federal Trade Commission impose pre-sale franchise registration or some level of disclosure or filing requirements on franchisors. In addition, a number of states and the District of Columbia have statutes that regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination and competition.

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

         FRANCHISE LOCATIONS AND DEVELOPMENT. As of September 24, 1998, there were 823 franchised and company-owned Cost Cutters and Family Haircut Store locations in operation, 75 franchised and company-owned City Looks, The Barbers and Hair Performers locations in operation, and 71 franchised We Care Hair locations in operation. Franchised and company-owned salons operate in diverse locations throughout the United States; in addition, 25 salons operate in France, two salons operate in Russia and two salons operate in Mexico.

         The Company's North American growth strategy focuses on development from existing franchisees. Existing franchisees opened 72 of the 73 new franchised salons opened during fiscal 1998. The Company also signed development agreements with seven new franchisees in fiscal 1998. The Company expects to open a total of approximately 90 new locations in the United States during fiscal 1999, of which roughly 40 to 50 will be in Wal-Mart Supercenters. The Company's international growth strategy relies primarily on contractual relationships with master franchisees. The Company opened 11 salons in France and one salon in Russia during fiscal 1998. The Company expects to open at least four new salons in France during fiscal 1999.

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

         The Company leases two properties, its corporate headquarters and a parking lot, from the Francis Family Limited Partnership. Florence F. Francis, Chairman of the Board of Directors for the Company, Susan Goldstein, a member of the Company's Board of Directors, and John W. Francis, an officer of the Company are limited partners in the Francis Family Limited Partnership. See Notes 8 and 9 of the Notes to Consolidated Financial Statements, Part II, Item 7:

         LEASE OF THE COMPANY HEADQUARTERS. The Company leases approximately 65,400 square feet for its corporate headquarters. The lease expires on October 31, 2002. The rental payments for the corporate headquarters were $412,000 in fiscal 1996, $423,000 in fiscal 1997, and $394,000 in fiscal 1998. The current corporate headquarters space is sufficient to meet the Company's office space needs for the next few years. The Company subleases 29,100 square feet of its corporate headquarters office space to a third party. As a result, the Company earned rental income of $101,000 in fiscal 1996, $109,000 in fiscal 1997, and $114,000 in fiscal 1998. The sublease expires in December 2000.

         LEASE OF THE COMPANY PARKING LOT. The Company also leases its parking lot from the Francis Family Limited Partnership. The lease expires September 30, 2002. Rental payments were $13,800 in each of the fiscal years 1996 and 1997 and $18,000 in fiscal 1998.

         The Company relocated its warehouse operations to a new 18,500 square foot location during fiscal 1998. The lease on this location expires October 31, 2002. Rent on this location was $64,000 in fiscal 1998.

         The Company leases commercial property for its 30 company-owned stores. The Company paid $396,381 for 21,344 square feet in fiscal 1996, $665,199 for 27,551 square feet in fiscal 1997 and $817,421 for 29840 square feet in fiscal 1998. The leases expire at various times between 1998 and

2003. Most of these leases are renewable for an additional term of five years. See Note 9 of the Notes to Consolidated Financial Statements, Part II, item 7.

         The Company also leases commercial property for 149 retail stores, which it subleases to franchisees. The Company is the primary obligor or guarantor on leases for these salons. In addition, the Company leases commercial property for 97 retail stores through its wholly-owned subsidiary, We Care Hair Realty, Inc., which in turn are subleased to We Care Hair franchisees. We Care Hair Realty, Inc. is the primary obligor or guarantor on leases for these salons. Generally, the franchisee personally guarantees the sublease to the Company or We Care Hair Realty, Inc. The Company subleases the space to the franchisees with substantially the same terms as the primary lease. However, on approximately 60% of these subleases, the Company receives an additional charge from the franchisee over and above the amount of rent paid to the landlord. The Company or its subsidiary is liable for the rent payments on these locations, even if a franchisee defaults on the payment of rent. The Company expects that it will be able to renew its leases on satisfactory terms as they expire. See
Note 9 of the Notes to Consolidated Financial Statements, Part II, item 7.

         Total facility lease obligations for the Company and its subsidiary, including properties subleased to franchisees for which the Company or its subsidiary is liable if the franchisee defaults, for fiscal years ending September 1999, 2000, 2001, 2002, and 2003 are approximately $5,806,000;
$4,947,000; $3,545,000; $2,344,000; and $536,000 respectively.


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

This case is in the early pretrial stage. The Company, WCH, Inc. and We Care Hair Realty, Inc. have initiated an action in Illinois Federal District Court seeking to compel arbitration of the claims of the plaintiffs and are awaiting the Court's decision on their pending motion to compel arbitration. The co-defendants have initiated a separate action in Illinois Federal District Court also seeking to compel arbitration of the claims of the plaintiffs. By order dated September 25, 1997, the Federal District Court, in the co-defendants' action, compelled all non-Illinois plaintiffs to arbitrate their disputes with the co-defendants, and enjoined all non-Illinois plaintiffs from continuing the lawsuit against all defendants, including the Company, WCH, Inc. and We Care Hair Realty, Inc. The plaintiffs have appealed this ruling. In addition, on March 9, 1998, the Appellate Court of Illinois - Fifth District ordered the State Court proceeding to be transferred to the Circuit Court of Cook County, Illinois.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security-holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.     MARKET FOR THE COMMON STOCK EQUITY AND RELATED STOCKHOLDERS MATTERS.

         MARKET INFORMATION. The Common Stock of the company is listed on The Nasdaq National Market(R) and traded under the symbol BBHF. As of December 4, 1998, there were 3,983,268 outstanding shares with 661 shareholders of record. Based upon quotes obtained from Nasdaq (which reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions), the following table sets forth for the periods indicated the high and low bid prices for the Company's Common Stock, prior year prices have been adjusted to reflect the 3-for-2 stock splits which were effective October 31, 1996 and April 17, 1998:

                                                           High         Low
                                                           ----         ---
            Fiscal Year Ended September 25, 1997
            First Quarter                               $  5.33     $  3.50
            Second Quarter                              $  5.50     $  4.33
            Third Quarter                               $  6.00     $  4.33
            FourthQuarter                               $  5.75     $  4.59

            Fiscal Year Ended September 24, 1998
            First Quarter                               $  6.33     $  4.17
            Second Quarter                              $  9.00     $  5.17
            Third Quarter                               $ 11.00     $  7.17
            FourthQuarter                               $ 10.00     $  6.13

         SALES OF UNREGISTERED SECURITIES. In December, 1997, the Company issued 3,825 shares of unregistered common stock to its outside directors for compensation for their services. Also in December 1997, the Company issued 45 shares of unregistered common stock to its "employee of the year". The Company issued these securities pursuant to section 4(2) of the Securities Act of 1933.

         DIVIDENDS. The Company does not pay cash dividends on its Common Stock. The Company is prohibited from paying cash dividends under its loan agreement with Norwest Bank.


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

         The Company had a total of 969 salons as of September 24, 1998. This consisted of 939 franchised locations and 30 company-owned locations. The Company primarily earns revenue through its franchise operations from franchise initial fees, franchise royalties, and sales of beauty products and equipment to the franchisees.

         The Company uses a 52-53 week reporting period. The years ended September 24, 1998, September 25, 1997, and September 26, 1996, each included 52 weeks of operations.

RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to total revenues of certain items included in the Company's Consolidated Statements of Income:

                                                     September 24,     September 25,     September 26,
Year ended                                                    1998              1997              1996
-------------------------------------------------------------------------------------------------------
REVENUES:
           Franchise royalties                               32.1%             32.6%             32.5%
           Franchise fees                                     3.3%              4.2%              6.4%
           Company-owned salons                              23.2%             20.8%             15.8%
           Beauty products & equipment                       39.0%             40.2%             43.2%
           Other                                              2.4%              2.2%              2.1%
                                                   ----------------------------------------------------
Total revenues                                              100.0%            100.0%            100.0%

COSTS AND EXPENSES:
           Franchise operations                              12.7%             13.8%             14.7%
           Company-owned salons                              22.8%             20.1%             16.8%
           Distribution & general administration             53.5%             55.3%             59.5%
                                                   ----------------------------------------------------

OPERATING INCOME                                             11.0%             10.8%              9.0%

OTHER INCOME (EXPENSE):
           Interest income                                    1.0%              0.8%              0.7%
           Interest expense                                  -0.8%             -0.6%             -0.2%
           Net gain (loss) on disposal of assets              0.5%              0.0%              0.3%
                                                   ----------------------------------------------------

NET INCOME BEFORE INCOME TAXES                               11.7%             11.0%              9.8%
INCOME TAXES                                                  4.8%              4.6%              4.1%
                                                   ----------------------------------------------------
NET INCOME                                                    6.9%              6.4%              5.7%
                                                   ====================================================


YEAR ENDED SEPTEMBER 24, 1998 COMPARED TO YEAR ENDED SEPTEMBER 25, 1997:

SYSTEM-WIDE REVENUES. System-wide revenues of all salons, franchised and company-owned, were $211.4 million for fiscal 1998, an increase of $26.6 million or 14.4% over fiscal 1997. This increase was attributable to the addition of new stores, new promotional programs and service price increases. During fiscal year 1998, the Company opened 81 new salons, including 13 company-owned locations in North America. The Company also opened 13 in foreign markets. This compares to a total of 75 new salon openings in fiscal 1997. System-wide there were 969 salons as of September 24, 1998 versus 935 salons as of the end of the prior year.

REVENUES. The Company's total revenues were $26,138,485 for fiscal 1998, an increase of $4,016,685 or 18.2% over fiscal 1997. Franchise royalties increased $1,183,197, or 16.4% which was due to new salon openings, increases in same store sales, and reflects a full year of royalties from the We Care Hair salon chain versus eight months of royalty revenue in fiscal 1997. Franchise fees decreased by $75,938, or 8.2%, due to incentives offered to large multi-store developments and a decrease in the number of salons opened by first time franchisees. Revenue from company-owned salons increased $1,462,035, or 31.7% due to the maturing of salons built in the previous years and the net addition of seven new company-owned salons during fiscal 1998. Revenue from beauty products and equipment increased $1,307,407 or 14.7% from fiscal 1997. The increases in beauty products and equipment revenue were attributable to the addition of new salons and volume increases in sales to existing salons.

COSTS AND EXPENSES - FRANCHISE OPERATIONS. Total expenses of franchise operations were $3,325,619, an increase of $266,783, or 8.7% over fiscal 1997. Salaries and benefits for fiscal 1998 were $2,199,236, an increase of $223,191 or 11.3% over fiscal 1997. This increase was due to the growth in field staff to service the new salons and general salary increases. General and administrative expenses for fiscal 1998 were $1,126,383, an increase of $43,592 or 4.0% over fiscal 1997.

COSTS AND EXPENSES - COMPANY-OWNED SALONS. The Company owned and operated 30 salons as of the end of fiscal 1998. Six of these salons are located in product outlet centers and 23 are located in Wal-Mart Supercenters. The Company opened eight new salons, purchased five franchised salons and sold six salons to franchisees during fiscal 1998. The total cost of operations for the company-owned salons in fiscal 1998 was $5,949,989, an increase of $1,502,609, or 33.8%. Salaries and benefits for fiscal 1998 were $3,220,159, an increase of $752,986, or 30.5% from fiscal 1997. Most salon employees are paid on a commission basis against the services they perform and the retail products they sell. The increase in salaries and benefits in fiscal 1998 reflects the increase in the number of salons owned as well as sales increases at the salons built in prior years. General and administrative expenses in fiscal 1998 were $1,559,685, an increase of $337,640 or 27.6% from fiscal 1997. This was due to the increase in the number of salons owned and annualization of the operating costs of salons built in the previous year. Costs of products sold in fiscal 1998 were $1,170,145, an increase of $411,983, or 54.3% over fiscal 1997.

COSTS AND EXPENSES - DISTRIBUTION AND GENERAL ADMINISTRATION. The total operating expenses for distribution and general administration for fiscal 1998 were $13,974,624, an increase of $1,751,563, or 14.3% from fiscal 1997. The cost of products and equipment sold was $7,801,958 in fiscal 1998. This was an increase of $1,074,597, or 16.0% from fiscal 1997. Gross margins on the sale of products and equipment were 23.5% in fiscal 1998 compared to 24.3% in fiscal 1997. The change in margins was due primarily to changes in the mix of products sold. Salaries and benefits were $3,473,048, an increase of $446,909, or 14.8% versus fiscal 1997. This increase was due to the addition of staff in distribution; staff additions in administrative departments to handle the increases in workload created by the expansion of Company-owned salons; increases in incentive compensation for employees and general salary increases. General and administrative expenses for fiscal 1998 were $2,699,618, an increase of $230,057, or 9.3% versus fiscal 1997. Increases in general and administrative expenses were due to primarily legal and professional fees associated with the newly acquired We Care Hair salons and costs to relocate the Company's warehouse.

OPERATING INCOME. Operating income for fiscal 1998 was $2,888,253, a 20.7% increase over fiscal 1997. Operating income as a percent of sales was 11.0% for fiscal 1998 as compared to 10.8% for fiscal 1997.

INTEREST INCOME AND EXPENSE. Interest income increased $70,629, or 38.2% over fiscal 1997 due to increases in notes receivable from franchisees and increases in daily cash investment balances. Interest expense for fiscal 1998 was $207,354, an increase of $56,220 versus fiscal 1997. The large increase in interest expense was due to loans taken by the Company to purchase the We Care Hair salon chain.

NET GAIN ON DISPOSAL OF ASSETS. The Company recorded a gain on disposal of assets in fiscal 1998 of $116,866, which compares to a loss in the previous year of $1,831. The gains recorded in fiscal 1998 were due to the sale of six company-owned salons, and miscellaneous assets. The loss recorded in fiscal 1997 was due to the sale of five company-owned salons and miscellaneous assets.

INCOME TAXES. The Company's effective income tax rate for fiscal 1998 was 40.9%, this compares to 42.0% for the previous year.

NET INCOME. The Company's net income for fiscal 1998 was $1,803,249, or $.42 per diluted share. This is an increase of $396,836 or 28.2% over fiscal 1997 net income and an increase per diluted share of $.09. Earnings per share have been adjusted to reflect the 3-for-2 stock split which was issued April 17, 1998.

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

COSTS AND EXPENSES - FRANCHISE OPERATIONS. Total expenses of franchise operations were $3,058,836, an increase of $333,648, or 12.2% over fiscal 1996. Salaries and benefits for fiscal 1997 were $1,976,045, an increase of $194,258 or 10.9% over fiscal 1996. This increase was due to the growth in field staff to service the new salons and general salary increases which averaged about 4.0%. General and administrative expenses for fiscal 1997 were $1,082,791, an increase of $139,390 or 14.8% over fiscal 1996. More than half of these increases were due to the addition of the We Care Hair franchises.

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

NET INCOME. The Company's net income for fiscal 1997 was $1,406,413, or $.33 per diluted share. This is an increase of $349,059 or 33.0% over fiscal 1996 net income and an increase per share of $.07. Earnings per share have been adjusted to reflect the 3-for-2 stock split which was issued April 17, 1998 and the 3-for 2 stock split which was issued October 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has been able to generate adequate amounts of cash from operations to support the routine expansion of the business. Cash generated from operating activities, net of interest expense, totaled $2,097,230 and $1,745,265 in fiscal years 1998 and 1997, respectively. Cash used by operations in fiscal 1996 was $169,684. During fiscal 1996, the Company invested a portion of its capital to fund accounts receivable and promissory notes to franchisees who were developing new salons.

         Capital expenditures were $1,040,657, $387,826, and $576,813 in fiscal years 1998, 1997, and 1996, respectively. Capital expenditures during fiscal 1998 were primarily for equipment for the Company's new warehouse and new company-owned salons. The Company will continue to expand its company-owned salons operations as well as invest in new computer technology during the next fiscal year. Capital expenditures for fiscal 1999 are anticipated to be about $1,000,000 to $1,500,000.

         The Company has a bank credit agreement that provides for a maximum line of credit of $1,500,000. The line bears interest at the prime lending rate (8.5% at September 24, 1998), expires June 30, 1999, is secured by accounts receivable, inventories, general intangibles, and property and equipment, and requires the Company to maintain certain financial ratios. There are no compensating balance requirements. As of September 24, 1998, there are no borrowings against this line of credit. Management believes that the lender will renew this line of credit for another full year at generally the same terms.

         During fiscal year 1997, the Company acquired the We Care Hair salon chain. The Company paid $2,000,000 for the franchise agreements, trademarks, and other assets. This purchase was funded by increases in bank debt. The Company secured two bank loans totaling $2,500,000 to finance the purchase of the We Care Hair salon chain and to fund additional working capital, such as inventory and accounts receivable, necessary to support the new chain. The first loan was in the amount of $1,500,000 and bears a fixed interest rate of 8.82% and is payable over seven years and is secured by all assets of the Company. The balance of this loan as of September 24, 1998 was $1,224,442. The second loan was in the amount of $1,000,000 with a floating interest rate equal to the bank's prime rate and was also payable over seven years. The Company repaid this loan during fiscal 1998.

         Management believes that cash generated from operating activities, together with available funds from its operating line of credit or replacement financing will be sufficient to fund its anticipated operations, capital expenditures and required debt repayments for the foreseeable future.

YEAR 2000

         The Year 2000 issue focuses on whether computer systems will properly recognize date-sensitive information in the Year 2000 and beyond. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." This inability to recognize or properly treat the Year 2000 may cause systems to process financial and operational information incorrectly. As a result, in the next year, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company is dependent on computer processing in its business activities and the Year 2000 issue creates risk for the Company from unforeseen problems in the Company's computer system and from third parties with whom the Company does business. The failure of the Company's computer system and/or third parities computer systems from unforeseen problems could have a material adverse effect on the Company's ability to conduct its business.

         The Company is in the process of conducting an assessment of its computer hardware and software for Year 2000 compliance. The Company does not have a scheduled completion date for this assessment, but it anticipates that all necessary upgrades and corrections necessitated by the results of this assessment will be completed before January 1, 2000. As part of this assessment, the Company is also examining whether it needs to develop contingency plans related to Year 2000 issues. The Company does not currently have any such contingency plans. The Company believes that the results of this assessment will indicate that the Company's primary computer system is Year 2000 compliant. The Company also believes that the results of this assessment will require the company to upgrade certain of its computer hardware and software to replace obsolete equipment and to ensure that all such hardware and software is Year 2000 compliant. The Company anticipates that the aggregate costs of this upgrade will be $500,000 to $1,000,000 and that such costs will be incurred during the next two fiscal years. If the Company encounters any unanticipated delays in, or costs associated with the upgrading or replacement of this system, or if this assessment indicates that the Company's primary computer is not Year 2000 compliant, the Company may incur additional costs.

         The Company has completed an assessment of its non-information technology systems. As a result of this assessment, the Company is in the process of replacing its phone system in order to insure that it is Year 2000 compliant. The estimated cost of this phone system replacement is $60,000. If the Company encounters any unanticipated delays in, or costs associated with the upgrading or replacement of this system, the Company may incur additional costs.

         As part of its assessment of its computer hardware and software for Year 2000 compliance, the Company has also contacted each of its vendors and suppliers who provide computer hardware and software products to the Company on a regular basis with regard to Year 2000 compliance. The Company has received assurances from these vendors and suppliers that the hardware and software currently being purchased by the Company from these vendors and suppliers is Year 2000 compliant. The Company is in the process of developing procedures to test hardware and software products previously purchased from these vendors and suppliers to determine if those products are Year 2000 compliant. As an additional part of this assessment, the Company intends to contact its significant vendors and suppliers of products other than computer hardware and software regarding their Year 2000 compliance. The failure to be Year 2000 compliant by any of the Company's significant vendors and suppliers could result in an interruption in or a failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's business, results of operations, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting from the uncertainty of the Year 2000 readiness of the Company's significant vendors and suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's business, results of operations, or financial condition.

         The Company is also working with its franchisees to assist them in identifying Year 2000 issues. Although the Company's point of sale software is Year 2000 compliant, the Company believes that many of its franchisee's hardware systems are not Year 2000 compliant. The Company is in the process of developing test procedures to assist its franchisees in testing their hardware systems for Year 2000 compliance. The Company does not anticipate incurring significant costs related to assisting its franchisees in this manner.


FORWARD LOOKING STATEMENTS

         The Company anticipates opening 90 new Cost Cutters salons in fiscal 1999, including 20 company-owned salons. Approximately 40 to 50 of these salons will be located within Wal-Mart Supercenters. Additionally, the Company expects to open four franchised salons in France under the City Looks Salons International name. The Company continues to seek and evaluate opportunities to acquire other operating stores or franchise operations.

         The preceding statement and any other statements in this annual report not based on historical information constitute forward-looking statements that are based on management's goals, estimates, assumptions and projections. Important factors could cause results to differ materially from those expected by management. Some of these factors are: 1) Increased competition from other hair salon chains in the consumer marketplace could negatively impact sales volume at both franchised and company-owned salons. This would reduce royalty revenue from franchised locations and reduce company-owned salons' revenue and profits. 2) Increased competition for sites for new salons from other retail concepts, including other hair salons, could increase occupancy costs and impede the Company's ability to meet its growth objectives. 3) The Company's growth plans could be adversely affected by changes in its relationship with Wal-Mart, including changes in Wal-Mart's marketing or business plans. 4) An inability to find qualified franchisees for new locations or the inability of franchisees to finance the construction of new salons could also prevent the Company from meeting its growth objectives. 5) Although the Company presently has no reason to believe it will occur, major beauty product vendors could cancel their distribution agreements with the Company thereby causing reductions in the sale of beauty products and the loss of those corresponding margins. 6) Litigation to protect trademarks or enforce franchise agreements is extremely expensive, even if the Company is victorious, and may have a material adverse effect on the Company's results of operations in any particular period.

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


ITEM 7.     FINANCIAL STATEMENTS.

                        CONSOLIDATED FINANCIAL STATEMENTS

                          THE BARBERS, HAIRSTYLING FOR
                                MEN & WOMEN, INC.

                         YEARS ENDED SEPTEMBER 24, 1998,
                    SEPTEMBER 25, 1997 AND SEPTEMBER 26, 1996

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS


                         Years ended September 24, 1998,
                    September 25, 1997 and September 26, 1996




                                    CONTENTS

Report of Independent Auditors.................................................1

Audited Consolidated Financial Statements

Consolidated Balance Sheets....................................................2
Consolidated Statements of Income..............................................4
Consolidated Statement of Shareholders' Equity.................................5
Consolidated Statements of Cash Flows..........................................6
Notes to Consolidated Financial Statements.....................................7

                         [ERNST & YOUNG LLP LETTERHEAD]




                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
The Barbers, Hairstyling for Men & Women, Inc.

We have audited the accompanying consolidated balance sheets of The Barbers, Hairstyling for Men & Women, Inc. at September 24, 1998, September 25, 1997 and September 26, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Barbers, Hairstyling for Men & Women, Inc. at September 24, 1998, September 25, 1997 and September 26, 1996, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.


                                             /s/ Ernst & Young LLP


November 2, 1998

                 Th Barbers, Hairstyling for Men & Women, Inc.

                           Consolidated Balance Sheets

                                                       SEPTEMBER 24,     SEPTEMBER 25,     SEPTEMBER 26,
                                                           1998              1997               1996
                                                   -----------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                           $  2,931,376      $  2,789,933      $  1,317,448
   Trade receivables, less allowance for doubtful
      accounts of $400,000 in 1998, $450,000 in
      1997 and $315,000 in 1996                           2,693,108         2,574,179         2,163,968
   Notes receivable                                         398,585           596,635           235,206
   Inventories held for resale                            2,166,420         1,684,312         1,199,939
   Prepaid expenses                                         111,682           120,744            74,372
   Deferred income taxes                                    419,000           360,000           287,000
                                                   -----------------------------------------------------
Total current assets                                      8,720,171         8,125,803         5,277,933


Notes receivable, less current portion and
   allowance for doubtful notes of $200,000 in
   1998, $125,000 in 1997 and $100,000 in 1996              975,394           621,877           733,924

Equipment and leasehold improvements, at cost:
   Equipment                                              2,807,858         2,044,204         1,918,682
   Leasehold improvements                                 1,012,700           945,150           852,109
                                                   -----------------------------------------------------
                                                          3,820,558         2,989,354         2,770,791
   Less accumulated depreciation                          2,370,837         2,094,285         1,816,151
                                                   -----------------------------------------------------
Net equipment and leasehold improvements                  1,449,721           895,069           954,640
Investment in franchise contracts, less
   accumulated amortization of $563,741 in 1998,
   $419,260 in 1997 and $221,805 in 1996                  2,416,635         2,593,522           733,419
Deferred income taxes                                       417,000           386,000           338,000
Other assets                                                353,191           286,271           210,287
                                                   -----------------------------------------------------
Total assets                                           $ 14,332,112      $ 12,908,542      $  8,248,203
                                                   =====================================================

                 The Barbers, Hairstyling for Men & Women, Inc.

                                                         SEPTEMBER 24,     SEPTEMBER 25,     SEPTEMBER 26,
                                                             1998              1997              1996
                                                    ------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and capital
      lease obligations                                  $    187,576      $    339,150      $     86,675
   Accounts payable                                           858,097           573,088           481,897
   Deferred franchise fees                                     60,500            90,000           113,750
   Committed advertising                                    1,087,310           933,502           521,208
   Accrued compensation and related payroll taxes           1,187,813           935,653           741,704
   Other accrued expenses                                     264,853           296,548           287,011
   Income taxes payable                                       101,983           202,934            82,943
                                                    ------------------------------------------------------
Total current liabilities                                   3,748,132         3,370,875         2,315,188

Long-term debt and capital lease obligations                1,036,866         2,111,689            56,250
Deferred franchise fees                                       298,250           201,000           226,000
Deferred compensation                                         363,857           287,786           204,278

Commitments and contingencies

Shareholders' equity:
   Common stock, $.10 par value:
      Authorized shares - 7,500,000
      Issued and outstanding shares - 3,975,243
         in 1998, 3,887,928 in 1997 and 3,852,411
         in 1996                                              397,524           388,793           385,241
   Additional paid-in capital                                 463,894           328,059           247,319
   Retained earnings                                        8,023,589         6,220,340         4,813,927
                                                    ------------------------------------------------------
Total shareholders' equity                                  8,885,007         6,937,192         5,446,487
                                                    ------------------------------------------------------
Total liabilities and shareholders' equity               $ 14,332,112      $ 12,908,542      $  8,248,203
                                                    ======================================================

SEE ACCOMPANYING NOTES.

                 The Barbers, Hairstyling for Men & Women, Inc.

                        Consolidated Statements of Income

                                                                     YEAR ENDED
                                                 SEPTEMBER 24,      SEPTEMBER 25,       SEPTEMBER 26,
                                                     1998                1997                1996
                                            --------------------------------------------------------
Revenues:
   Franchise royalties                           $  8,396,932       $  7,213,735       $  6,034,862
   Franchise fees                                     852,080            928,018          1,181,239
   Company-owned salons                             6,072,688          4,610,653          2,939,756
   Beauty products and equipment                   10,192,685          8,885,278          8,018,860
   Other                                              624,100            484,116            391,034
                                            --------------------------------------------------------
Total revenues                                     26,138,485         22,121,800         18,565,751

Costs and expenses:
   Franchise operations:
      Salaries and benefits                         2,199,236          1,976,045          1,781,787
      General and administrative                    1,126,383          1,082,791            943,401
                                            --------------------------------------------------------
                                                    3,325,619          3,058,836          2,725,188
   Company-owned salons:
      Salaries and benefits                         3,220,159          2,467,173          1,702,949
      General and administrative                    1,559,685          1,222,045            931,634
      Cost of products sold                         1,170,145            758,162            490,158
                                            --------------------------------------------------------
                                                    5,949,989          4,447,380          3,124,741
   Distribution and general administration:
      Salaries and benefits                         3,473,048          3,026,139          2,600,808
      General and administrative                    2,699,618          2,469,561          2,279,944
      Cost of products and equipment sold           7,801,958          6,727,361          6,162,530
                                            --------------------------------------------------------
                                                   13,974,624         12,223,061         11,043,282
                                            --------------------------------------------------------
Operating income                                    2,888,253          2,392,523          1,672,540

Other income (expense):
   Interest  income                                   255,484            184,855            134,013
   Interest expense                                  (207,354)          (151,134)           (39,368)
   Net gain on disposal of assets                     116,866             (1,831)            55,169
                                            --------------------------------------------------------
Income before income taxes                          3,053,249          2,424,413          1,822,354
Income tax expense                                  1,250,000          1,018,000            765,000
                                            --------------------------------------------------------
Net income                                       $  1,803,249       $  1,406,413       $  1,057,354
                                            ========================================================

Earnings per share:
   Basic                                         $        .46       $        .36       $        .28
   Diluted                                                .42                .33                .26
                                            ========================================================

Average shares outstanding:
   Basic                                            3,925,891          3,857,775          3,817,394
   Diluted                                          4,341,084          4,210,409          4,113,201
                                            ========================================================

SEE ACCOMPANYING NOTES.

                 The Barbers, Hairstyling for Men & Women, Inc.

                 Consolidated Statement of Shareholders' Equity

                                                                                        ADDITIONAL
                                                             NUMBER OF      COMMON        PAID-IN      RETAINED
                                                              SHARES         STOCK        CAPITAL      EARNINGS        TOTAL
                                                          ---------------------------------------------------------------------
Balance at September 28, 1995                                3,808,239    $  380,824    $  149,923    $3,756,573    $4,287,320
   Net income for 1996                                              --            --            --     1,057,354     1,057,354
   Issuance of common stock to outside directors                 3,600           360        11,640            --        12,000
   Issuance of common stock to employees                         4,388           439        15,634            --        16,073
   Issuance of common stock under Designer Salon Program        13,684         1,368        44,247            --        45,615
   Issuance of common stock under stock option plan             22,500         2,250        25,875            --        28,125
                                                          ---------------------------------------------------------------------
Balance at September 26, 1996                                3,852,411       385,241       247,319     4,813,927     5,446,487
   Net income for 1997                                              --            --            --     1,406,413     1,406,413
   Issuance of common stock to outside directors                 4,725           473        18,427            --        18,900
   Issuance of common stock to employees                            45             4           176            --           180
   Issuance of common stock under Designer Salon Program         9,372           937        39,675            --        40,612
   Issuance of common stock under stock option plan             21,375         2,138        22,462            --        24,600
                                                          ---------------------------------------------------------------------
Balance at September 25, 1997                                3,887,928       388,793       328,059     6,220,340     6,937,192
   Net income for 1998                                              --            --            --     1,803,249     1,803,249
   Issuance of common stock to outside directors                 3,825           383        20,017            --        20,400
   Issuance of common stock to employees                            45             5           235            --           240
   Issuance of common stock under Designer Salon Program        11,741         1,174        55,535            --        56,709
   Issuance of common stock under stock option plan             71,704         7,169        60,048            --        67,217
                                                          ---------------------------------------------------------------------
Balance at September 24, 1998                                3,975,243    $  397,524    $  463,894    $8,023,589    $8,885,007
                                                          =====================================================================

SEE ACCOMPANYING NOTES.

                 The Barbers, Hairstyling for Men & Women, Inc.

                      Consolidated Statements of Cash Flows

                                                                           YEAR ENDED
                                                         SEPTEMBER 24,     SEPTEMBER 25,    SEPTEMBER 26,
                                                             1998              1997              1996
                                                      ---------------------------------------------------
OPERATING ACTIVITIES
Net income                                               $ 1,803,249       $ 1,406,413       $ 1,057,354
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
      Depreciation and amortization                          535,708           531,027           384,158
      Provision for losses on accounts and notes
         receivable                                          245,419           217,009           232,578
      (Gain) loss on disposal of assets                     (116,866)            1,831           (35,883)
      Deferred income taxes                                  (90,000)         (121,000)         (115,000)
      Stock compensation                                      20,640            19,080            28,073
      Stock awarded to franchisees under the
         Designer Salon Program                               56,709            40,612            45,615
      Changes in operating assets and liabilities:
         Accounts and notes receivable                      (519,815)         (604,698)       (1,168,529)
         Inventories held for resale                        (482,108)         (484,373)         (146,955)
         Prepaid expenses                                      9,062           (46,372)          (37,535)
         Other assets                                        (66,920)          (75,984)          (17,833)
         Payables and accrued expenses                       735,353           790,479          (293,607)
         Deferred franchise fees                              67,750           (48,750)         (142,227)
         Income taxes payable                               (100,951)          119,991            40,107
                                                      ---------------------------------------------------
Net cash provided by (used in) operating activities        2,097,230         1,745,265          (169,684)

INVESTING ACTIVITIES
Proceeds from disposal of assets                             244,050           111,994            53,975
Capital expenditures                                      (1,040,657)         (387,826)         (576,813)
Investment in franchise contracts                                 --        (2,329,462)          (42,501)
                                                      ---------------------------------------------------
Net cash used in investing activities                       (796,607)       (2,605,294)         (565,339)

FINANCING ACTIVITIES
Principal payments on long-term debt                      (1,226,397)         (180,411)          (75,000)
Principal payments on capital lease obligations                   --           (11,675)          (21,964)
Proceeds from issuance of stock options                       67,217            24,600            28,125
Proceeds from issuance of long-term debt                          --         2,500,000                --
                                                      ---------------------------------------------------
Net cash (used in) provided by financing activities       (1,159,180)        2,332,514           (68,839)
                                                      ---------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                                141,443         1,472,485          (803,862)
Cash and cash equivalents at beginning of year             2,789,933         1,317,448         2,121,310
                                                      ---------------------------------------------------
Cash and cash equivalents at end of year                 $ 2,931,376       $ 2,789,933       $ 1,317,448
                                                      ===================================================

Cash paid during the year for:
   Interest                                              $   207,354       $   151,134       $    39,368
   Income taxes                                            1,440,951         1,019,009           839,893

SEE ACCOMPANYING NOTES.

                 The Barbers, Hairstyling for Men & Women, Inc.

                   Notes to Consolidated Financial Statements

                               September 24, 1998


1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

The Barbers, Hairstyling for Men & Women, Inc. (the Company) operates and sells franchises to operate Cost Cutters Family Hair Care salons, City Looks salons, Hair Performers salons, Family Haircut Store salons and We Care Hair salons. The Company operates primarily in the United States with a limited number of franchisees in France, Mexico and Russia.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of The Barbers, Hairstyling for Men & Women, Inc. and its wholly-owned subsidiaries, WCH, Inc., CLS International, Inc., Hair Performers International, Inc. and The Barbers Export, Inc.

Certain prior year balances have been reclassified to conform to the 1998 presentations.

The Company uses a 52-53 week reporting period. Under this method, certain years will include 53 weeks of operations as opposed to 52 weeks. The years ended September 24, 1998, September 25, 1997 and September 26, 1996 each include 52 weeks of operations.

BUSINESS SEGMENT INFORMATION

The Company is engaged in principally one business segment: developing, licensing, franchising, and servicing several systems of retail hair salons.

As of September 24, 1998, the Company owned and operated 30 salons and franchised 939 salons.

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

Accounts receivable are generally unsecured but are personally guaranteed by the respective franchisees. Concentrations of credit risk with respect to these receivables are limited due to the large numbers of franchisees and their dispersion across many geographic areas. Notes receivable are generally secured by equipment or the existing franchise agreements. (See Notes 2 and 8.)

INVENTORIES

Inventories, principally goods held for resale, are carried at the lower of cost (first-in, first-out) or market.

INVESTMENT IN FRANCHISE CONTRACTS

On January 24, 1997, the Company acquired the franchise contracts of 139 We Care Hair Salons in exchange for $2,000,000 in cash plus a contingent earn-out equal to 40% of all initial franchise fees and royalties collected pursuant to certain specified franchise contracts during the six year period ending January 24, 2003. The total purchase price, including acquisition expenses, was allocated to Investment in Franchise Contracts at the acquisition date and is amortized on a straight-line basis over 15 years.

On June 1, 1993, the Company acquired the franchise contract rights of 22 Family Haircut Store salons for $599,214. The investment is amortized on a straight-line basis over 15 years, the estimated average remaining life at the time of acquisition.

During fiscal 1992, the Company acquired the franchise contract rights of certain Hair Performers salons in exchange for conditional future payments based upon royalties collected by the Company through 1997. All payments to the seller ceased as of April 1, 1997. An investment in franchise contracts of $350,751 was recorded based upon the amount of actual payments made to the seller. The investment balance is amortized on a straight-line basis over 15 years.

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

DEPRECIATION

Equipment and leasehold improvements are stated at cost. Depreciation of equipment is provided on the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are being depreciated over the related lease terms or estimated useful life, whichever is shorter.

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

                 The Barbers, Hairstyling for Men & Women, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company applies APB 25, "Accounting for Stock Issued to Employees" in accounting for stock options and presents in Note 5 pro forma net earnings as if the accounting prescribed by SFAS 123, "Accounting for Stock-Based Compensation" had been applied.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. All share and per share amounts have been adjusted to reflect the 3-for-2 stock splits that were approved by the Board of Directors on September 19, 1996 and March 12, 1998.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                       YEAR ENDED
                                                      SEPTEMBER 24,   SEPTEMBER 25,    SEPTEMBER 26,
                                                          1998            1997             1996
                                                   -------------------------------------------------
Numerator:
   Net income                                         $ 1,803,249      $ 1,406,413      $ 1,057,354
                                                   =================================================

Denominator:
   Denominator: for basic earnings per share -
      weighted average shares                           3,925,891        3,857,775        3,817,394
   Effect of dilutive stock options and warrants          415,193          352,634          295,807
                                                   -------------------------------------------------
Denominator for diluted earnings per share -
   adjusted weighted average shares                     4,341,084        4,210,409        4,113,201
                                                   =================================================

   Basic earnings per share                           $       .46      $       .36      $       .28
                                                   =================================================

   Diluted earnings per share                         $       .42      $       .33      $       .26
                                                   =================================================

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

2. NOTES RECEIVABLE

Notes receivable consist of the following:

                                                             1998          1997          1996
                                                        -----------------------------------------
10% franchise development notes, secured by franchise
   development licenses, due upon salon opening           $   12,500    $    7,500    $   17,000

8% to 15% notes, due in varying monthly installments,
   secured by salon equipment, leasehold improvements
   and inventory                                           1,258,112     1,028,836       556,621

Non-interest bearing notes, due in varying monthly
   installments, secured by salon equipment, leasehold
   improvements and inventory                                 41,970        71,220            --

8.5% to 14% notes, unsecured                                 250,755       230,550       480,823

Unsecured, non-interest bearing note                          10,642            --        12,500

Accrued interest                                                  --         5,406         2,186
                                                        -----------------------------------------
                                                           1,573,979     1,343,512     1,069,130
Less allowance for doubtful notes                            200,000       125,000       100,000
                                                        -----------------------------------------
                                                           1,373,979     1,218,512       969,130
Less current portion                                         398,585       596,635       235,206
                                                        -----------------------------------------
                                                          $  975,394    $  621,877    $  733,924
                                                        =========================================

                 The Barbers, Hairstyling for Men & Women, Inc.

3. LINE OF CREDIT

The Company has a credit agreement which provides for a maximum line of credit of $1.5 million. The line bears interest at the prime lending rate (8.5% at September 24, 1998), expires June 30, 1999, is secured by accounts receivable, inventories, general intangibles, and property and equipment and requires the Company to maintain certain financial ratios. There are no compensating balance requirements for this credit facility. As of September 24, 1998, there were no outstanding borrowings under this line of credit. An outstanding $50,000 standby letter of credit reduces the availability under the line at that date.

4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                  1998          1997          1996
                                             -----------------------------------------
Note payable, due in monthly installments
   of $23,997, including interest at 8.82%,
   with remaining balance due in January
   2004, secured by all assets of the
   Company                                     $1,224,442    $1,394,589    $       --

Note payable, due in monthly installments
   of $13,888, plus interest at prime                  --     1,000,000            --

Note payable, due in monthly installments
   of $6,250, plus interest at .75% above
   prime                                               --        56,250       131,250

Obligations under capitalized leases                   --            --        11,675
                                             -----------------------------------------
                                                1,224,442     2,450,839       142,925
Less current maturities                           187,576       339,150        86,675
                                             -----------------------------------------
                                               $1,036,866    $2,111,689    $   56,250
                                             =========================================

                 The Barbers, Hairstyling for Men & Women, Inc.

4. LONG-TERM DEBT (CONTINUED)

Approximate maturities of long-term debt are as follows:

1999                                 $  187,576
2000                                    204,806
2001                                    223,618
2002                                    244,158
2003                                    266,585
Thereafter                               97,699
                                   -------------
                                     $1,224,442
                                   =============

The carrying amount of the Company's debt instruments in the balance sheet at September 24, 1998 approximates fair value.

5. SHAREHOLDERS' EQUITY

The Company's 1991 Stock Option Plan has reserved 675,000 shares of common stock for key employees and 225,000 shares of common stock for non-employee directors. The Plan requires the option price to be the average of the bid and ask prices of the common stock on the date of grant. The employee options vest and become exercisable at the rate of 25% on each anniversary from the date of grant. Non-employee directors' options vest and become exercisable on the six month anniversary of the date of grant. The options expire ten years from date of grant.

                 The Barbers, Hairstyling for Men & Women, Inc.

5. SHAREHOLDERS' EQUITY (CONTINUED)

No compensation expense has been recorded for the stock option plans under APB
25. Had compensation expense for the stock option plans been determined based on the fair value at the date of grant for awards in fiscal 1998, 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share for the fiscal years shown below would have been reported as follows (in thousands):

                                         1998           1997           1996
                                   -------------------------------------------

Net earnings - as reported            $   1,803      $   1,406      $   1,057
Net earnings - pro forma                  1,732          1,370          1,037
Earnings per share - as reported:
   Basic                              $     .46      $     .36      $     .28
   Diluted                                  .42            .33            .26
Earnings per share - pro forma:
   Basic                                    .44            .36            .27
   Diluted                                  .40            .33            .25

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         1998           1997           1996
                                   -------------------------------------------

Expected dividend yield                       0%             0%             0%
Expected stock price volatility              33%            31%            29%
Risk-free interest rate                     4.5%           6.0%           6.0%
Expected life of options              5.0 YEARS      5.0 years      5.0 years


The pro forma effect on net income and earnings per share is not representative of the pro forma net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

                 The Barbers, Hairstyling for Men & Women, Inc.

5. SHAREHOLDERS' EQUITY (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

The weighted average fair value for options granted during fiscal 1998, 1997 and 1996 is $3.05, $1.81 and $1.30 per share, respectively.

As of September 24, 1998 there were 80,050 options outstanding with exercise prices between $1.05 and $1.31, 130,000 options outstanding with exercise prices between $1.33 and $2.17, 112,500 options outstanding with exercise prices between $3.50 and $5.17 and 45,000 options with exercise prices between $6.00 and $9.00. At September 24, 1998 outstanding options had a weighted-average remaining contractual life of six years.

The number of options exercisable at September 24, 1998, September 25, 1997 and September 26, 1996 were 277,550, 289,125 and 254,250, respectively, at weighted average exercise prices of $2.56, $1.85 and $1.51 per share, respectively.

                 The Barbers, Hairstyling for Men & Women, Inc.

5. STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock option activity is summarized as follows:

                                                               OPTIONS OUTSTANDING
                                                         ------------------------------
                                OPTIONS AVAILABLE                      WEIGHTED AVERAGE
                                     FOR GRANT            NUMBER        PRICE PER SHARE
                                -------------------------------------------------------
Balance September 28, 1995            567,000             333,000         $      1.45
   Granted                            (45,000)             45,000                3.50
   Exercised                               --             (22,500)               1.25
                                ------------------------------------------------------
Balance September 26, 1996            522,000             355,500                1.72
   Granted                            (67,500)             67,500                4.71
   Exercised                               --             (21,375)               1.15
   Canceled                             5,625              (5,625)               1.33
                                ------------------------------------------------------
Balance September 25, 1997            460,125             396,000                2.27
   Granted                            (45,000)             45,000                7.50
   Exercised                               --             (73,450)               1.17
                                ------------------------------------------------------
Balance September 24, 1998            415,125             367,550         $      3.15
                                ======================================================

In July 1991, the Company granted warrants to the President to purchase 112,500 shares of the Company's common stock at an exercise price of $1.05 per share. On October 13, 1994, the Company granted warrants to the Chairman and President to purchase 112,500 shares, respectively, of the Company's common stock at an exercise price of $1.78 per share. The warrants would expire one year after termination of employment with the Company. 292,500 warrants were exercisable at September 24, 1998. The Company has reserved 337,500 shares for issuance under these warrants.

The Company issued 3,825, 4,725, and 3,600 shares of stock to outside directors as part of their compensation plan in 1998, 1997, and 1996, respectively.

All share numbers and per share prices have been adjusted to reflect the 3-for-2 stock splits authorized by the Board of Directors September 19, 1996 and March 12, 1998.

                 The Barbers, Hairstyling for Men & Women, Inc.

6. INCOME TAXES

Income tax expense is summarized as follows:

                                              1998              1997              1996
                                        --------------------------------------------------
Current                                   $ 1,340,000       $ 1,139,000       $   880,000
Deferred                                      (90,000)         (121,000)         (115,000)
                                        --------------------------------------------------
                                          $ 1,250,000       $ 1,018,000       $   765,000
                                        =================================================

The Company's provision for income taxes differs from the federal rate of 34% for the following reasons:

                                              1998              1997              1996
                                        --------------------------------------------------
Federal income tax at statutory rate      $ 1,038,000       $   824,000       $   620,000
State income tax, net                         167,000           145,000           107,000
Expenses not deductible for tax purposes       45,000            49,000            38,000
                                        --------------------------------------------------
                                          $ 1,250,000       $ 1,018,000       $   765,000
                                        ==================================================

Components of deferred tax assets and liabilities are:

                                              1998              1997              1996
                                        --------------------------------------------------
Deferred tax assets:
   Deferred franchise deposits            $   122,000        $   99,000       $   116,000
   Bad debt reserves                          204,000           195,000           141,000
   Depreciation                               135,000           109,000            86,000
   Inventory capitalization adjustment         53,000            44,000            35,000
   Payroll related                            249,000           202,000           163,000
   Other reserves                              73,000            97,000            89,000
Deferred tax liabilities:
   Installment sales gains                         --                --            (5,000)
                                        --------------------------------------------------
Net deferred tax assets                   $   836,000        $  746,000       $   625,000
                                        ==================================================

                 The Barbers, Hairstyling for Men & Women, Inc.

7. DEFERRED COMPENSATION

The Company has entered into employment agreements with the Chairman of the Board and President which include deferred compensation equal to 10% of their base salaries. Additionally, certain key executives may voluntarily elect to defer up to $25,000 of their annual compensation.

8. TRANSACTIONS WITH RELATED PARTIES

The Company leases space for its headquarters from its Chairman, the majority shareholder. Rental payments, including real estate taxes and insurance, were $412,000, $437,000 and $426,000 in 1998, 1997 and 1996, respectively.

The majority shareholder is a minority investor in a company which operates 20 franchised salons. The Company recognized revenue from these franchises as follows:

                                                1998            1997            1996
                                          ---------------------------------------------
Product sales                               $  212,000      $  187,000      $  210,000
Equipment sales                                  5,000          45,000          25,000
Royalty fees                                   151,000         126,000         168,000
Franchise fees                                      --          25,000           3,000
                                          ---------------------------------------------
                                            $  368,000      $  383,000      $  406,000
                                          =============================================

Trade receivables for 1998, 1997 and 1996 include approximately $88,000, $106,000 and $48,000, respectively, from these franchises.

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

                            COMPANY-        COMPANY
                              OWNED       HEADQUARTERS       COMPANY
                             SALONS       (SEE NOTE 8)      WAREHOUSE       EQUIPMENT
                         -------------------------------------------------------------
Years ending:
   1999                    $  827,252      $  300,000      $   57,360      $  379,208
   2000                       771,632         319,250          62,618         251,615
   2001                       571,002         321,000          63,096         160,311
   2002                       462,943         321,000          63,096           3,877
   2003                       156,316          26,750           5,258              --
   Thereafter                 142,465              --              --              --
                         -------------------------------------------------------------
                           $2,931,610      $1,288,000      $  251,428      $  795,011
                         =============================================================

Certain of the salon leases provide for payment of additional rentals based on a percentage of sales over a fixed amount and for the payment of taxes, insurance and other charges.

Total rent expense is as follows:

                                            MINIMUM          LESS
                                          RENTALS AND       SUBLEASE           TOTAL
                                         OTHER CHARGES      RENTALS           EXPENSE
                                         ---------------------------------------------
1998                                       $1,287,783      $(114,000)       $1,173,783
1997                                        1,074,059       (109,271)          964,788
1996                                          881,525       (111,901)          769,624

                 The Barbers, Hairstyling for Men & Women, Inc.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company also is the primary obligor on leases for the salons operated by certain franchisees. The Company subleases the space to the franchisees, and generally the franchisees personally guarantee the subleases. On 60% of these subleases, the Company receives an upcharge from the franchisee over and above the amount of rent paid to the landlord. The Company's remaining commitments, should the franchisees fail to make the scheduled rental payments, are approximately as follows:

Years ending:
   1999                                 $ 4,621,568
   2000                                   3,793,581
   2001                                   2,589,752
   2002                                   1,496,631
   2003                                     348,038
   Thereafter                               234,036
                                       -------------
                                        $13,083,606
                                       =============

Included above is approximately $429,320 of leases held by the majority shareholder and guaranteed by the Company. These leases were originally guaranteed by the Company for Company-owned salons which were sold in 1986 to a company in which the majority shareholder is an investor (see Note 8). Generally, as renewals of leases occur, the guarantees are withdrawn.

RENTAL INCOME

The Company is subleasing office space to another party through December 2000. As a result, the Company earned rental income of approximately $114,000, $109,000 and $101,000 during 1998, 1997 and 1996, respectively.

10. 401(k) PROFIT SHARING PLAN

During fiscal 1991, the Company established The Barbers, Hairstyling for Men & Women, Inc. 401(k) Plan (the Plan), a profit sharing plan. All employees who meet certain eligibility requirements may join the Plan. Plan participants elect to have a percentage of their salary contributed to the Plan. The Company makes a matching contribution to the Plan of 100% of the first one percent and 25% of the next four percent

                 The Barbers, Hairstyling for Men & Women, Inc.

10. 401(k) PROFIT SHARING PLAN (CONTINUED)

of salary contributed by employees. In addition, the Company may elect to make a discretionary contribution to the Plan. The Company's contributions vest based on the employee's length of service with the Company and are 100% vested after three years of service if hired before March 1, 1996 and 100% vested after five years of service if hired on or after March 1, 1996. In 1998, 1997 and 1996, the Company made matching contributions of $75,645, $66,205 and $51,057, respectively, and no discretionary contributions.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   FIRST         SECOND          THIRD          FOURTH         TOTAL
                                  QUARTER       QUARTER         QUARTER        QUARTER          YEAR
                                  --------------------------------------------------------------------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL YEAR 1996
Revenue                           $ 4,488        $ 4,363        $ 4,913        $ 4,802        $18,566
Operating income                      295            382            478            517          1,672
Net income                            204            234            286            333          1,057

Diluted earnings per share        $   .05        $   .06        $   .07        $   .08        $   .26

FISCAL YEAR 1997
Revenue                           $ 4,843        $ 5,584        $ 5,598        $ 6,097        $22,122
Operating income                      353            567            609            864          2,393
Net income                            219            331            340            516          1,406

Diluted earnings per share        $   .05        $   .08        $   .08        $   .12        $   .33

FISCAL YEAR 1998
Revenue                           $ 6,437        $ 6,443        $ 6,503        $ 6,755        $26,138
Operating income                      517            771            662            938          2,888
Net income                            299            460            435            609          1,803

Diluted earnings per share        $   .07        $   .11        $   .10        $   .14        $   .42


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

10.1 Form of Cost Cutters Family Hair Care Franchise Agreement (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 25, 1997)

10.2 Form of Cost Cutters Family Hair Care Development Agreement (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 25, 1997)

10.3 Form of City Looks Salons International Franchise Agreement (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 25, 1997)

10.4 Form of City Looks Salons International Development Agreement (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 25, 1997)

10.5 Form of We Care Hair Franchise Agreement (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 25, 1997)

10.6 Form of We Care Hair Development Agreement (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 25, 1997)

*10.7 1990 Stock Option Plan For Directors, as Amended and Restated on June 23, 1994 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)

*10.8 Resolutions amending the 1990 Stock Option Plan For Directors adopted December 1, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)

*10.9 Amendment to 1990 Stock Option Plan for Directors adopted September 21, 1995 (incorporated by reference to the registrant's registration statement on Form S-8 dated October 13, 1995)

*10.10 1990 Stock Option Plan For Key Employees, as Amended and Restated on June 23, 1994 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)

*10.11 Resolutions amending the 1990 Stock Option Plan For Key Employees adopted December 1, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)

*10.12 Amendment to 1990 Stock Option Plan for Key Employees adopted September 21, 1995 (incorporated by reference to the registrant's registration statement on Form S-8 dated October 13, 1995)

*10.13 Employment Agreement between Frederick A. Huggins, Jr. and The Barbers, Hairstyling for Men & Women, Inc., dated effective April 2, 1990 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)

*10.14 Addendum to Employment Agreement between Frederick A. Huggins, Jr. and The Barbers, Hairstyling for Men & Women, Inc., dated effective January 1993 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28,
               1994)

*10.15 Employment Agreement between Frederick A. Huggins, Jr. and The Barbers, Hairstyling for Men and Women, Inc., effective October 1, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)

*10.16 Amendment to Employment Agreement between Frederick A. Huggins, Jr. and The Barbers, Hairstyling for Men & Women, Inc., effective February 6, 1996 (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 28, 1995)

*10.17 Common Stock Purchase Warrant of Frederick A. Huggins, Jr. dated April 2, 1990 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)

*10.18 Common Stock Purchase Warrant of Frederick A. Huggins, Jr. dated October 13, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29,
               1994)

*10.19         Amendment to Common Stock Purchase Warrants of Frederick A.
               Huggins, Jr. dated September 21, 1995 (incorporated by reference to the registrant's registration statement on Form S-8 dated October 13, 1995)

*10.20 Employment Agreement between Florence F. Francis and The Barbers, Hairstyling for Men & Women, Inc. effective October 1, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29, 1994)

*10.21 Common Stock Purchase Warrant of Florence F. Francis dated October 13, 1994 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29,
               1994)

*10.22 Amendment to Common Stock Purchase Warrant of Florence F. Francis dated September 21, 1995 (incorporated by reference to the registrant's registration statement on Form S-8 dated October 13,
               1995)

*10.23 Salary Continuation Agreement between Patricia D. Kessler and The Barbers, Hairstyling for Men & Women, Inc., dated effective February 9, 1988 (incorporated by reference to the registrant's registration statement on Form 10-SB dated June 28, 1994)

*10.24 Employment Agreement between John A. Fox and The Barbers, Hairstyling for Men & Women, Inc. effective October 1, 1997 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 25, 1997)

*10.25 The Barbers, Hairstyling for Men & Women, Inc. Incentive Compensation Plan (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 29,
               1994)

*10.26 The Barbers Hairstyling for Men & Women, Inc. Deferred Compensation Plan as adopted August 17, 1995 (incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 26, 1996.)

*10.27 Special Termination Allowance dated September 21, 1995 (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 28, 1995)

10.28 Term Loan and Credit Agreement between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. dated January 22, 1997 (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 26, 1996)

10.29 Revolving Note between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. dated January 22, 1997 (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 26, 1996)

10.30 Term Note A between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. dated January 22, 1997 (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 26, 1996)

10.31 Arbitration Agreement between The Barbers, Hairstyling for Men & Women, Inc. and Norwest Bank Minnesota, N.A. dated January 22, 1997 (incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarter ended December 26, 1996)

+21            Subsidiaries

+23.1          Consent of Ernst & Young LLP

+27            Financial Data Schedule - For SEC use only

-----------------
*              Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to Item
               13(a).
+              Filed herewith


(b)  REPORTS ON FORM 8-K.

               The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1998.

                                   SIGNATURES

         In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.

Date: December 17, 1998          By:   /s/  Frederick A. Huggins, Jr.
                                       ------------------------------
                                 Frederick A. Huggins, Jr.
                                 President, Chief Executive Officer and Director

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 17, 1998.


/s/ Florence F. Francis               Chairman of the Board of Directors
-------------------------------
Florence F. Francis


/s/ Frederick A. Huggins, Jr.         Chief Executive Officer and Director
-------------------------------
Frederick A. Huggins, Jr.


/s/ J. Brent Hanson                   Vice President and Chief Financial Officer
-------------------------------       Principal Financial & Accounting Officer
J. Brent Hanson


/s/ Marcia J. Bystrom                 Director
-------------------------------
Marcia J. Bystrom


/s/ David E. Emerson                  Director
-------------------------------
David E. Emerson


/s/ Susan F. Goldstein                Director
-------------------------------
Susan F. Goldstein


/s/ Richard H. King                   Director
-------------------------------
Richard H. King


/s/ James L. Reissner                 Director
-------------------------------
James L. Reissner