Form 10QSB
period 1998-12-24
BARBERS HAIRSTYLING FOR MEN & WOMEN INC
filed 1999-02-08
CIK 926202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended December 24, 1998

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

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes _X_       No___

         On February 5, 1999, the registrant had 3,990,769 outstanding shares of common stock, $.10 par value.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statements of Earnings for the Quarter Ended December 24, 1998 and December 25, 1997

        Condensed Consolidated Statements of Financial Position at December 24, 1998 and September 24, 1998

        Condensed Consolidated Statements of Cash Flows for the Quarter Ended December 24, 1998 and December 25, 1997

        Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

Exhibit 2.1 Agreement and Plan of Merger between Regis Corporation, Regis Merger Sub, Inc. and The Barbers, Hairstyling for Men & Women, Inc. dated January 25, 1999

Exhibit 10.1    Form of Cost Cutters Family Hair Care Franchise Agreement

Exhibit 10.2    Form of Cost Cutters Family Hair Care Development Agreement

Exhibit 10.3    Form of We Care Hair Franchise Agreement

Exhibit 10.4    Form of We Care Hair Development Agreement

Exhibit 10.5    Form of City Looks Salons International Franchise Agreement

Exhibit 10.6    Form of City Looks Salons International Development Agreement

Exhibit 99.1    Press Release

Exhibit 27      Financial Data Schedule

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               FIRST QUARTER F1999
                                   (UNAUDITED)

                                                               Three Months Ended
                                                       December 24,          December 25,
                                                          1998                   1997
                                                      -------------         -------------
REVENUES
         Franchise Royalties                          $   2,150,143         $   1,889,429
         Franchise Fees                                     226,636               330,500
         Company-Owned Salons                             1,793,239             1,332,704
         Beauty Products & Equipment                      2,722,920             2,661,215
         Other                                              230,791               222,980
                                                      -------------         -------------
         Total Revenues                                   7,123,729             6,436,828

COSTS & EXPENSES
         Franchise Operations
           Salaries & Benefits                              542,135               553,305
           General & Administrative                         356,458               402,375
                                                      -------------         -------------
         Total                                              898,593               955,680
                                                      -------------         -------------

         Company-Owned Salons
           Salaries & Benefits                              942,677               689,241
           General & Administrative                         452,387               327,364
           Cost of Products & Services                      362,135               242,063
                                                      -------------         -------------
         Total                                            1,757,199             1,258,668
                                                      -------------         -------------

         Distribution & General Administration
           Salaries & Benefits                              901,372               797,716
           General & Administrative                         905,256               816,475
           Cost of Products & Equipment                   2,053,204             2,090,946
                                                      -------------         -------------
         Total                                            3,859,832             3,705,137
                                                      -------------         -------------


OPERATING INCOME                                            608,105               517,343

OTHER INCOME (EXPENSE)
         Interest Income                                     63,361                52,786
         Interest Expense                                   (26,966)              (54,119)
         Net Gain on Disposal of Assets                         150                    --
                                                      -------------         -------------

INCOME BEFORE INCOME TAXES                                  644,650               516,010

INCOME TAX EXPENSE                                          264,000               217,000
                                                      -------------         -------------

NET INCOME                                            $     380,650         $     299,010
                                                      =============         =============

AVERAGE SHARES OUTSTANDING                                3,978,750             3,891,146
                                                      =============         =============

BASIC EARNINGS PER SHARE                              $        0.10         $        0.08
                                                      =============         =============

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                         4,427,753             4,297,793
                                                      =============         =============

DILUTED EARNINGS PER SHARE                            $        0.09         $        0.07
                                                      =============         =============

See notes to condensed consolidated financial statements.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                 December 24,        September 24,
                                                                     1998                 1998
                                                                -------------        -------------
ASSETS                                                           (Unaudited)            (Note 1)
Current assets:
     Cash                                                       $   2,867,984        $   2,931,376
     Trade receivable, less allowance for doubtful                  3,114,599            2,693,108
       accounts of $410,000 in December 1998 and
       $400,000 in September 1998
     Notes receivable                                                 498,081              398,585
     Inventories held for resale                                    2,108,232            2,166,420
     Prepaid expenses                                                 123,267              111,682
     Deferred income taxes                                            419,000              419,000
                                                                -------------        -------------
Total current assets                                                9,131,163            8,720,171

Notes receivable, less current portion and allowance for
       doubtful notes of $200,000 in December 1998 and
       $200,000 in September 1998                                     829,334              975,394
Property, equipment and leasehold impovements, at cost:
    Equipment                                                       2,975,260            2,807,858
    Leasehold improvements                                          1,012,700            1,012,700
                                                                -------------        -------------
                                                                    3,987,960            3,820,558
    Less accumulated depreciation                                   2,463,697            2,370,837
                                                                -------------        -------------
Net property, equipment and leasehold improvements                  1,524,263            1,449,721

Investment in franchise contracts, less accumulated
       amortization of $628,766 in December 1998 and
       $563,741 in September 1998                                   2,351,610            2,416,635
Deferred income taxes                                                 417,000              417,000
Other assets                                                          376,976              353,191
                                                                -------------        -------------

Total assets                                                    $  14,630,346        $  14,332,112
                                                                =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                       $     191,743        $     187,576
     Accounts payable                                                 479,292              858,097
     Deferred franchise fees                                           83,376               60,500
     Committed advertising                                          1,255,011            1,087,310
     Accrued compensation and related payroll taxes                   958,472            1,187,813
     Other accrued expenses                                           402,538              264,853
     Income taxes payable                                             285,663              101,983
                                                                -------------        -------------
Total current liabilities                                           3,656,095            3,748,132

Long term debt and capital lease obligations                          987,675            1,036,866
Deferred franchise fees                                               298,250              298,250
Deferred compensation                                                 383,624              363,857

Shareholders' equity:
     Common stock                                                     398,319              397,524
     Additional paid in capital                                       502,144              463,894
     Retained earnings                                              8,404,239            8,023,589
                                                                -------------        -------------
Total shareholder's equity                                          9,304,702            8,885,007
                                                                -------------        -------------

Total liabilities and shareholders' equity                      $  14,630,346        $  14,332,112
                                                                =============        =============

Note 1: The balance sheet at September 24, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain fiscal 1998 items have been reclassified to conform with the fiscal 1999 presentation.


See notes to condensed consolidated financial statements.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                   December 24,          December 25,
                                                                      1998                   1997
                                                                  -------------         -------------
OPERATING ACTIVITIES
Net income                                                        $     380,650         $     299,010
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                      157,884               116,345
     Provision for losses on accounts and notes receivable               42,973                66,835
     Gain on sales of property and equipment                               (150)                   --
     Stock compensation                                                  35,895                20,400
     Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts and notes receivable                                 (417,900)             (401,230)
         Inventories held for resale                                     58,188              (117,557)
         Prepaid expenses                                               (11,585)                6,390
         Other assets                                                   (23,785)              (15,820)
      (Decrease) increase in:
         Payables and accrued expenses                                 (282,993)              (86,416)
         Deferred franchise fees                                         22,876                47,500
         Income taxes payable                                           183,680                37,736
                                                                  -------------         -------------
Net cash provided by (used in) operating activities                     145,733               (26,807)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                                150                    --
Capital expenditures                                                   (167,401)              (79,967)
Investment in franchise contracts                                            --                    --
                                                                  -------------         -------------
Net cash used in investing activities                                  (167,251)              (79,967)

FINANCING ACTIVITIES
Principle payments on long-term debt                                    (45,024)              (59,516)
Proceeds from issuance of stock options                                   3,150                 9,480
                                                                  -------------         -------------
Net cash used in financing activities                                   (41,874)              (50,036)
                                                                  -------------         -------------

Net decrease in cash and cash equivalents                               (63,392)             (156,810)

Cash and cash equivalents at beginning of period                      2,931,376             2,789,933
                                                                  -------------         -------------

Cash and cash equivalents at end of period                        $   2,867,984         $   2,633,123
                                                                  =============         =============


CASH PAID DURING PERIOD FOR:
     Interest                                                     $      26,966         $      54,119
     Taxes                                                        $      80,320         $     179,264


See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of results have been included. Operating results for the three months ended December 24, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended September 24, 1998.

NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share as defined by the Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE:

                                                               Quarter Ended
                                                               -------------
                                                      December 24,        December 25,
                                                          1998                1997
                                                          ----                ----
Numerator:
          Net Income                                  $    380,650        $    299,010
                                                      ============        ============

Denominator:
          Denominator for basic earnings
          per share - weighted average
          shares                                         3,978,750           3,891,146

          Effect of dilutive stock options and
          warrants                                         449,003             406,647
                                                      ------------        ------------

          Denominator for diluted earnings
          per share - adjusted weighted
          average shares                                 4,427,753           4,297,793
                                                      ============        ============

          Basic earnings per share                    $       0.10        $       0.08
                                                      ============        ============

          Diluted earnings per share                  $       0.09        $       0.07
                                                      ============        ============

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

         The Company had 979 franchised and company-owned salons in operation as of December 24, 1998, compared to 962 at December 25, 1997. The Company primarily earns revenue through its franchise operations from initial franchise fees, franchise royalties, and sales of beauty products and equipment to the franchisees.

         The Company operates on a 52/53 week year basis. The fiscal year 1999 includes 53 weeks of operation and 1998 includes 52 weeks of operations.

RESULTS OF OPERATIONS

REVENUES: The Company's total revenues were $7,123,729 for the first quarter of fiscal 1999, an increase of $686,901 or 10.7% over the first quarter of the previous year. Franchise royalties totaled $2,150,143 for the first quarter of fiscal 1999, which is an increase of 13.8% over the comparable period for the previous year. This increase was due to an increase in per store sales by franchised salons as well as an increase in the number of salons in operation in fiscal 1999 as compared to fiscal 1998. Franchise fee revenue (initial franchise fees) decreased $103,864 or 31.4% to $226,636 for the first quarter of fiscal 1999. The decrease in franchise fee revenue was due to a decrease in the number of new salons opened during the comparable periods. A total of 18 franchised and two company-owned salons opened in the first quarter of fiscal 1999 compared to 31 new franchised salons in the first quarter of the previous year. Revenue from company-owned salons was $1,793,239 for the first quarter, an increase of 34.6% over the first quarter of the previous year. The increase in revenue from company-owned salons is due primarily to the addition of nine new company-owned salons opened over the last twelve months and sales growth at salons opened in previous years. Beauty product and equipment sales for the first quarter of fiscal 1999 were $2,722,920, an increase of $61,705 or 2.3% from the first quarter of the previous year. Beauty product sales increased 16.4%, however equipment sales decreased 18.2% because of fewer openings of new salons versus the first quarter of last year.

COSTS & EXPENSES - FRANCHISE OPERATIONS: Total franchise operations expenses were $898,593 for the first quarter of fiscal 1999. This was a decrease of 6.0% from the first quarter of fiscal 1998. Several factors contributed to this reduction in expenses. There was a decrease in franchise sales commissions paid due to the decrease in the number of franchised salons opened during the quarter. Some staff positions were repositioned to administrative departments. Travel, vehicle and printing costs were also less than the prior year.

COSTS & EXPENSES - COMPANY-OWNED SALONS: The Company presently owns and operates 32 salons: 31 operate as Cost Cutters salons and one operates as a City Looks. 25 of the Cost Cutters operate inside Wal-Mart Supercenters. This compares to 23 salons open during the first quarter of the prior fiscal year. First quarter operating costs for the Company-owned salons were $1,757,199 as compared to $1,258,668 for the first quarter of the previous year, an increase of 39.6%. This increase was primarily due to an increase in the number of salons in operation and an increase in the direct costs associated with increased sales of services and beauty products.

COSTS & EXPENSES - DISTRIBUTION AND GENERAL ADMINISTRATION: Total operating expenses for distribution and general administration for the first quarter of fiscal 1999 were $3,859,832 which is a increase of $154,695 or 4.2% from the first quarter of the prior year. The first quarter cost of products and equipment sold was $2,053,204 versus a prior year cost of $2,090,946, a decrease of 1.8%. Margins on the sale of products and equipment were 24.6% versus 21.4% the previous year. The increase in margins is primarily due to changes in product mix: more beauty products and less equipment. Salaries and benefits were $901,372 for the first quarter of fiscal 1999 versus $797,716 for the first quarter of fiscal 1998, an increase of 13.0%. This increase was due to increases in staff size and an average increase in salaries of 4.0%. General and administrative expenses for the first quarter increased by $88,781 or 10.9% from the previous year to $905,256. This increase was due to increased depreciation costs associated with the Company's new distribution center and professional fees incurred in a secondary stock offering. This stock offering was announced in September 1998 and withdrawn in January 1999.

OPERATING INCOME: Operating income was $608,105 for the first quarter of fiscal 1999 as compared to $517,343 for the comparable period of the prior year, an increase of 17.5%. Operating income as a percent of revenue was 8.5% for the first quarter of fiscal 1999 versus 8.0% for the comparable period of the previous fiscal year.

INTEREST INCOME AND EXPENSE: Interest income was $63,361 for the first quarter of fiscal 1999, which is an increase of $10,575 or 20.0% from the interest income of the first quarter of fiscal 1998. Interest expense was $26,966 for the first quarter of fiscal 1999 compared to $54,119 for the comparable period of fiscal 1998. This decrease in interest expense was due to early repayment of long-term debt associated with the acquisition of We Care Hair.

INCOME TAXES: The Company's effective tax rates for the first quarter of fiscal 1999 and fiscal 1998 were 41.0% and 42.1%, respectively. The Company anticipates that the rate for the balance of fiscal 1999 will be approximately 41%.

NET INCOME: The Company's net income for the first quarter of 1999 was $380,650 or $.09 per diluted share. This was an increase of $81,640 or 27.3% over the first quarter of fiscal 1998 net income and an increase of $.02 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES: The Company has generally been able to produce sufficient cash from operations to support the routine expansion of its business, and expects to continue to do the same in fiscal 1999. The Company expects capital expenditures during fiscal 1999 to be approximately $1,000,000 to $1,500,000, primarily due to the addition of new company-owned salons, investments in computer upgrades and routine replacement of office equipment.

The Company currently has a line of credit in the amount of $1,500,000, which carries an interest rate at the bank's prime rate, which expires June 30, 1999. In addition, the Company also has a term loan with this same lender. The loan carries an interest rate of 8.82% and had a balance of $1,179,418 at December 24, 1998.

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

         The Company is also working with its franchisees to assist them in identifying Year 2000 issues. Although the Company's current version of its point of sale software is Year 2000 compliant, the Company believes that many of its franchisee's hardware systems are not Year 2000 compliant. The Company is in the process of developing test procedures to assist its franchisees in testing their hardware systems for Year 2000 compliance. The Company does not anticipate incurring significant costs related to assisting its franchisees in this manner.

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

ITEM 5. OTHER INFORMATION

         On January 25, 1999, The Barbers, Hairstyling for Men & Women, Inc. ("The Barbers") and Regis Corporation ("Regis") entered into a definitive Merger Agreement for Regis to acquire The Barbers.

         A copy of the press release disclosing the execution of the Merger Agreement is attached hereto as Exhibit 99.1 and is incorporated by reference herein.

         The description contained in this Form 10-QSB and in the press release attached hereto as Exhibit 99.1 does not purport to be complete and qualified in its entirety by reference to the Merger Agreement, a copy of which is attached hereto as Exhibit 2.1.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are included herein:

Exhibit
Number                           Description
------                           -----------

 2.1           Agreement and Plan of Merger between Regis Corporation, Regis
               Merger Sub, Inc. and The Barbers, Hairstyling for Men & Women,
               Inc. dated January 25, 1999
10.1           Form of Cost Cutters Family Hair Care Franchise Agreement
10.2           Form of Cost Cutters Family Hair Care Development Agreement
10.3           Form of We Care Hair Franchise Agreement
10.4           Form of We Care Hair Development Agreement
10.5           Form of City Looks Salons International Franchise Agreement
10.6           Form of City Looks Salons International Development Agreement
99.1           Press Release
27             Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                                            (Registrant)

Date:  February 5, 1999                           By:  /s/ Frederick A. Huggins
                                                       ------------------------
                                                  Frederick A. Huggins, Jr.
                                                  President


                                                  By:  /s/ J. Brent Hanson
                                                       -------------------
                                                  J. Brent Hanson
                                                  Chief Financial Officer