Form 10QSB
period 1999-03-25
BARBERS HAIRSTYLING FOR MEN & WOMEN INC
filed 1999-05-10
CIK 926202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 25, 1999

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

         On May 7, 1999, the registrant had 3,990,769 outstanding shares of common stock, $. 10 par value.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION
----  -------------------------

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statements of Earnings for the Quarter Ended March 25, 1999 and March 26, 1998

        Condensed Consolidated Statements of Financial Position at March 25, 1999 and September 24, 1998

        Condensed Consolidated Statements of Cash Flows for the
        Quarter Ended March 25, 1999 and March 26, 1998

        Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
Item 4. Submission of Matters to Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

Exhibit 27    Financial Data Schedule

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              SECOND QUARTER F1999
                                   (UNAUDITED)

                                                   Three Months Ended                Six Months Ended
                                               March 25,        March 26,        March 25,        March 26,
                                                 1999             1998             1999             1998
                                             ------------     ------------     ------------     ------------
REVENUES
    Franchise Royalties                      $  2,233,825     $  2,057,671     $  4,413,341     $  3,968,008
    Franchise Fees                                104,000          211,500          336,636          542,000
    Company-Owned Salons                        1,910,840        1,474,100        3,704,079        2,806,804
    Beauty Products & Equipment                 2,764,927        2,568,186        5,458,476        5,208,493
    Other                                          91,503          131,642          316,292          354,621
                                             ------------     ------------     ------------     ------------
    Total Revenues                              7,105,095        6,443,099       14,228,824       12,879,926

COSTS & EXPENSES
    Franchise Operations
      Salaries & Benefits                         590,109          555,869        1,132,245        1,109,174
      General & Administrative                    188,915          232,601          545,371          634,976
                                             ------------     ------------     ------------     ------------
    Total                                         779,024          788,470        1,677,616        1,744,150
                                             ------------     ------------     ------------     ------------

    Company-Owned Salons
      Salaries & Benefits                       1,121,579          794,945        2,064,256        1,484,186
      General & Administrative                    597,520          391,858        1,049,907          719,221
      Cost of Products & Services                 319,663          251,137          681,797          493,201
                                             ------------     ------------     ------------     ------------
    Total                                       2,038,762        1,437,940        3,795,960        2,696,608
                                             ------------     ------------     ------------     ------------

    Distribution & General Administration
      Salaries & Benefits                         961,346          850,796        1,862,718        1,648,512
      General & Administrative                    444,892          650,274        1,350,148        1,466,749
      Cost of Products & Equipment              2,116,590        1,945,178        4,169,796        4,036,122
                                             ------------     ------------     ------------     ------------
    Total                                       3,522,828        3,446,248        7,382,662        7,151,383
                                             ------------     ------------     ------------     ------------


OPERATING INCOME                                  764,481          770,441        1,372,586        1,287,785

OTHER INCOME (EXPENSE)
    Interest Income                                78,243           53,517          141,604          106,303
    Interest Expense                              (25,685)         (51,508)         (52,651)        (105,628)
    Net Gain on Disposal of Assets                    200           20,070              350           20,070
                                             ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                        817,239          792,520        1,461,889        1,308,530

INCOME TAX EXPENSE                                335,000          333,000          599,000          550,000
                                             ------------     ------------     ------------     ------------

NET INCOME                                   $    482,239     $    459,520     $    862,889     $    758,530
                                             ============     ============     ============     ============

AVERAGE SHARES OUTSTANDING                      3,988,894        3,913,886        3,983,901        3,902,762
                                             ============     ============     ============     ============

BASIC EARNINGS PER SHARE                     $       0.12     $       0.12     $       0.22     $       0.19
                                             ============     ============     ============     ============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 4,503,665        4,338,734        4,481,611        4,315,419
                                             ============     ============     ============     ============

DILUTED EARNINGS PER SHARE                   $       0.11     $       0.11     $       0.19     $       0.18
                                             ============     ============     ============     ============

See notes to condensed consolidated financial statements.

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                              March 25,     September 24,
                                                                1999            1998
                                                            ------------    ------------
ASSETS                                                       (Unaudited)      (Note 1)
Current assets:
     Cash                                                   $  2,483,864    $  2,931,376
     Trade receivable, less allowance for doubtful
       accounts of $410,000 in March 1999 and
       $400,000 in September 1998                              3,056,260       2,693,108
     Notes receivable                                            482,865         398,585
     Inventories held for resale                               2,193,279       2,166,420
     Prepaid expenses                                            631,924         111,682
     Deferred income taxes                                       419,000         419,000
                                                            ------------    ------------
Total current assets                                           9,267,192       8,720,171

Notes receivable, less current portion and allowance for
       doubtful notes of $200,000 in March 1999 and
       September 1998                                            969,831         975,394
Property, equipment and leasehold impovements, at cost:
    Equipment                                                  3,333,909       2,807,858
    Leasehold improvements                                     1,012,700       1,012,700
                                                            ------------    ------------
                                                               4,346,609       3,820,558
    Less accumulated depreciation                              2,568,971       2,370,837
                                                            ------------    ------------
Net property, equipment and leasehold improvements             1,777,638       1,449,721

Investment in franchise contracts, less accumulated
       amortization of $690,903 in March 1999 and
       $563,741 in September 1998                              2,285,201       2,416,635
Deferred income taxes                                            417,000         417,000
Other assets                                                     396,919         353,191
                                                            ------------    ------------

Total assets                                                $ 15,113,781    $ 14,332,112
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                   $    196,002    $    187,576
     Accounts payable                                            837,655         858,097
     Deferred franchise fees                                     101,000          60,500
     Committed advertising                                     1,383,342       1,087,310
     Accrued compensation and related payroll taxes              856,104       1,187,813
     Other accrued expenses                                      256,511         264,853
     Income taxes payable                                         44,211         101,983
                                                            ------------    ------------
Total current liabilities                                      3,674,825       3,748,132

Long term debt                                                   937,109       1,036,866
Deferred franchise fees                                          298,250         298,250
Deferred compensation                                            408,256         363,857

Shareholders' equity:
     Common stock                                                399,077         397,524
     Additional paid in capital                                  509,786         463,894
     Retained earnings                                         8,886,478       8,023,589
                                                            ------------    ------------
Total shareholder's equity                                     9,795,341       8,885,007
                                                            ------------    ------------

Total liabilities and shareholders' equity                  $ 15,113,781    $ 14,332,112
                                                            ============    ============

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

                 THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                March 25,        March 26,
                                                                  1999             1998
                                                              ------------     ------------
OPERATING ACTIVITIES
Net income                                                    $    862,889     $    758,530
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                 329,568          235,494
     Provision for losses on accounts and notes receivable          94,843          181,253
     Gain on sales of property and equipment                          (350)         (20,070)
     Stock compensation                                             36,420           20,400
     Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts and notes receivable                            (536,712)        (441,406)
         Inventories held for resale                               (26,859)         (64,648)
         Prepaid expenses                                         (520,242)           4,547
         Other assets                                              (43,728)         (36,513)
      (Decrease) increase in:
         Payables and accrued expenses                             (20,062)        (309,096)
         Deferred franchise fees                                    40,500           54,750
         Income taxes payable                                      (57,772)        (146,554)
                                                              ------------     ------------
Net cash provided by operating activities                          158,495          236,687

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                           350           55,100
Capital expenditures                                              (526,051)        (538,463)
Investment in franchise contracts                                       --         (271,904)
                                                              ------------     ------------
Net cash used in investing activities                             (525,701)        (755,267)

FINANCING ACTIVITIES
Principle payments on long-term debt                               (91,331)        (148,484)
Proceeds from issuance of stock options                             11,025           25,310
                                                              ------------     ------------
Net cash used in financing activities                              (80,306)        (123,174)
                                                              ------------     ------------

Net decrease in cash and cash equivalents                         (447,512)        (641,754)

Cash and cash equivalents at beginning of period                 2,931,376        2,789,933
                                                              ------------     ------------

Cash and cash equivalents at end of period                    $  2,483,864     $  2,148,179
                                                              ============     ============


CASH PAID DURING PERIOD FOR:
     Interest                                                 $     52,651     $    105,628
     Taxes                                                    $    656,772     $    696,554

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of results have been included. Operating results for the six months ended March 25, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended September 24, 1998.

NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share as defined by the Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE:

                                                   Quarter ended             Six months ended
                                                   -------------             ----------------
                                              March 25,     March 26,     March 25,     March 26,
                                                1999          1998          1999          1998
                                             ----------    ----------    ----------    ----------
Numerator:
     Net Income                              $  482,239    $  459,520    $  862,889    $  758,530
                                             ==========    ==========    ==========    ==========

Denominator:
     Denominator for basic earnings
     per share - weighted average
     shares                                   3,988,894     3,913,886     3,983,901     3,902,762

     Effect of dilutive stock options and
     warrants                                   514,771       424,848       497,710       412,657
                                             ----------    ----------    ----------    ----------

     Denominator for diluted earnings
     per share - adjusted weighted
     average shares                           4,503,665     4,338,734     4,481,611     4,315,419
                                             ==========    ==========    ==========    ==========

     Basic earnings per share                $     0.12    $     0.12    $     0.22    $     0.19
                                             ==========    ==========    ==========    ==========

     Diluted earnings per share              $     0.11    $     0.11    $     0.19    $     0.18
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

         The Company had 979 franchised and company-owned salons in operation as of March 25, 1999, compared to 976 at March 26, 1998. The Company primarily earns revenue through its franchise operations from initial franchise fees, franchise royalties, and sales of beauty products and equipment to the franchisees.

         The Company operates on a 52/53 week year basis. The fiscal year 1999 includes 53 weeks of operations and 1998 included 52 weeks of operations.

RESULTS OF OPERATIONS

REVENUES: The Company's total revenues were $7,105,095 for the second quarter of fiscal 1999 and $14,228,824 for the first six months of fiscal 1999, an increase of 10.3% and 10.5% respectively over the comparable periods of the previous year. Franchise royalties totaled $2,233,825 for the second quarter of fiscal 1999, which is an increase of 8.6% over the second quarter of the previous year. Franchise royalties for the first six months increased 11.2% to $4,413,341 versus the comparable period of the previous year. The increase in franchise royalties was due to an increase in average per store sales by franchised salons as well as an increase in the number of salons in operation in the first six months of fiscal 1999 as compared to the same period of fiscal 1998. Franchise fee revenue (initial franchise fees) was $104,000 during the second quarter of fiscal 1999, a decrease of 50.8% versus the second quarter of fiscal 1998. The decrease in franchise fee revenue was due to a decrease in the number of franchised salons opened during the comparable periods. A total of eleven franchised and eight company-owned salons opened in the second quarter of fiscal 1999 versus twenty franchised and one company-owned salon in the second quarter of the previous year. Year to date the franchise fee revenue has decreased $205,364 or 37.9% over the prior year comparable period to $336,636. This represents openings of 29 franchised locations and ten company-owned salons versus 51 franchised locations and one company-owned salon for the first six months of the previous year. Revenue from company-owned salons was $1,910,840 for the second quarter and $3,704,079 for the first six months of fiscal 1999, an increase of 29.6% and 32.0% respectively over the comparable periods of the previous year. The increase in revenue from company-owned salons is due primarily to the addition of new Company-owned salons and sales growth at salons opened last year. Beauty product and equipment sales for the second quarter of fiscal 1999 were $2,764,927, an increase of $196,741 or 7.7% over the second quarter of the previous year. Year to date revenue from beauty products and equipment was $5,458,476, an increase of 4.8% over the first six months of the previous year. Beauty product sales increased 15.3%, however equipment sales decreased 8.9% because of fewer openings of new franchised salons versus the first six months of last year.

COSTS & EXPENSES - FRANCHISE OPERATIONS: Total franchise operations expenses were $779,024 for the second quarter and $1,677,616 for the first six months of fiscal 1999. This was a decrease of 1.2% and 3.8% respectively over the comparable periods of fiscal 1998. There was a decrease in franchise sales commissions paid due to the decrease in the number of franchised salons opened during the same periods of the previous year

COSTS & EXPENSES - COMPANY-OWNED SALONS: The Company presently owns and operates 40 salons: 39 operate as Cost Cutters salons and one operates as a City Looks. Thirty-three of the Cost Cutters salons operate inside Wal-Mart Supercenters. Second quarter operating costs for the company-owned salons were $2,038,762 as compared to $1,437,940 for the second quarter of the previous year, an increase of 41.8%. Year to date operating costs were $3,795,960 versus $2,696,608 for the comparable period of the previous year, an increase of 40.8%. This increase was primarily due to an increase in the number salons in operation and the costs associated with increased sales of services and beauty products. The Company opened ten new company-owned salons during the first six months of fiscal 1999 compared to one new salon for the same period of the prior fiscal year. The start-up costs associated with these new salons negatively impacted the profitability of the company-owned salons division. The Company expects that these new salons will be operating profitably by the end of the fiscal year.

COSTS & EXPENSES - DISTRIBUTION AND GENERAL ADMINISTRATION: Total operating expenses for distribution and general administration for the second quarter of fiscal 1999 were $3,522,828 which is an increase of $76,580 or 2.2% over the second quarter of the prior year. Expenses for the first half of fiscal 1999 were $7,382,662 as compared to $7,151,383 in fiscal 1998, an increase of 3.2%. Most of this increase was due to increased cost of products and equipment sold, which corresponds to the increase in sales of products and equipment. The second quarter cost of products and equipment sold was $2,116,590 versus a prior year cost of $1,945,178, an increase of 8.8%. Year to date costs of products and equipment were $4,169,796 versus $4,036,122 the previous year, an increase of 3.3%. Margins on the sale of products and equipment were 23.4% and 23.6% for the second quarter and first six months respectively. This compares with 24.3% and 22.5% for the same periods of the previous year. The increase in the first six months margins is primarily due to changes in product mix. Salaries and benefits were $961,346 and $1,862,718 for the second quarter and first six months of fiscal 1999. This compares with $850,796 and $1,648,512 for the comparable periods of the previous year and represents increases of 13.0% for both periods. The increase was due to increases in staff size, as well as an average increase in salaries of 5.0%. General and administrative expenses for the second quarter decreased 31.6% to $444,892. Year to date general and administrative expenses decreased by $116,601 or 7.9% over the previous year to $1,350,148. A large portion of the decrease is due to reduced expenses related to subleased salon locations.

OPERATING INCOME: Operating income was $764,481 for the second quarter and $1,372,586 for the first six months of fiscal 1999. This compares to $770,441 and $1,287,785 for the comparable periods of the prior year, a decrease of 0.8% and an increase of 6.6% respectively. Operating income as a percent of revenue was 10.8% for the second quarter and 9.6% for the first six months of fiscal 1999. This compares to 12.0% and 10.0% for the comparable periods of the previous fiscal year.

INTEREST INCOME AND EXPENSE: Interest income was $78,243 for the second quarter and $141,604 for the first six months of fiscal 1999, an increase versus the previous year of 46.2% and 33.2% respectively. Interest expense was $25,685 for the second quarter and $52,651 for the first six months of fiscal 1999. This compares to $51,508 and $105,628 for the comparable periods of fiscal 1998. This decrease in interest expense was due to early repayment of long-term debt associated with the acquisition of We Care Hair.

NET GAIN ON DISPOSAL OF ASSETS: During the second quarter of fiscal 1998, the Company sold two company-owned salons and miscellaneous assets. The Company recorded a net gain on disposal of these assets of $20,070. Gains during the first quarter and six months of fiscal 1999 were minimal.

INCOME TAXES: The Company's effective tax rate for the second quarter and first half of fiscal 1999 was 41.0%, versus a rate of 42.0% for the second quarter and first half of fiscal 1998. The Company anticipates that the rate for the balance of fiscal 1999 will be approximately 41%.

NET INCOME: The Company's net income for the second quarter of 1999 was $482,239 or $.11 per diluted share. This was an increase of $22,719 or 4.9% over the second quarter of fiscal 1998 net income. Net income for the first six months of fiscal 1999 was up 13.8% to $862,889. Diluted earnings per share for the first six months were $.19 per share as compared to $.18 for the previous year.

LIQUIDITY AND CAPITAL RESOURCES: The Company has generally been able to produce sufficient cash from operations to support expansion of its business, and expects to continue to do the same in fiscal 1999. The Company expects capital expenditures during fiscal 1999 to be approximately $1,000,000 primarily for the addition of new company-owned salons.

The Company currently has a line of credit in the amount of $1,500,000, which carries an interest rate at the bank's prime rate, which expires June 30, 1999. In addition, the Company also has a term loan with this same lender. The loan carries an interest rate of 8.82% and had a balance of $1,133,111 at March 25, 1999.

Management believes that cash generated from operating activities, together with funds available from its line of credit will be sufficient to fund its anticipated operations, capital expenditures, and required debt repayments for the foreseeable future.

MERGER WITH REGIS CORPORATION

         On January 25, 1999, the Company entered into a definitive Merger Agreement with Regis Corporation whereby Regis would acquire The Barbers. Under this agreement, the shareholders of The Barbers will receive one-half share of Regis Corporation common stock for one share of The Barbers common stock. Proxy materials have been sent to all shareholders with a recommendation from the board of directors that they approve the Merger Agreement. A special meeting of shareholders has been scheduled for May 20, 1999, for a vote of shareholders on this matter. Florence Francis, the Chairman of the Board of Directors, and the majority shareholder of the Company, beneficially owns approximately 59% of the voting shares. She has agreed to vote all of these shares FOR the approval of the Merger, therefore, the approval of the merger is assured.

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

         Due to the pending merger with Regis Corporation, all work on Year 2000 compliance has been curtailed. The Company has been assured by Regis Corporation that all of their systems are Year 2000 compliant and that all systems that the Company presently uses will be converted to Regis' systems well before the end of the calendar year.

         The following narrative has been supplied by Regis' management regarding the impact of Year 2000 on their operations:

                  Regis Corporation initiated a comprehensive project to prepare its computer systems for the Year 2000. Regis has completed the awareness, assessment and remediation phases of the project and is in the process of validation and implementation. The validation and implementation phases have been substantially completed by the end of Regis' third quarter (March 31, 1999). Accordingly, Regis' management believes the Year 2000 will not have a significant impact on operations. As part of the overall project, Regis is in the process of developing a contingency plan to mitigate Regis' risk that primary vendors or other external forces could have an impact on Regis' operations.

                  Costs associated with the Year 2000 are expensed as incurred and are funded through operating cash flows. Regis has incurred $4.4 million related to Year 2000 project costs from the project's inception in fiscal 1998 through the first nine months of fiscal 1999, of which $3.9 million was incurred and charged to earnings during the first nine months of fiscal 1999. As Regis has completed the implementation and validation phases of the project, no significant additional costs are anticipated to be incurred.

                  Regis is in contact with critical suppliers of products and services to assess whether the suppliers' operations and the products and services they provide are Year 2000 capable or to monitor their progress toward Year 2000 compliance. The results of Regis' inquiries have indicated that the majority of our critical suppliers are either compliant or have a plan in place to be compliant by the end of 1999. There can be no absolute assurance that another company's failure to ensure Year 2000 compliance would not have an adverse effect on the Regis Corporation.

         The Barbers is also working with its franchisees to assist them in identifying Year 2000 issues. Although the Company's current version of its recommended point of sale software is Year 2000 compliant, the Company believes that many of its franchisee's hardware systems are not Year 2000 compliant. The Company is in the process of developing test procedures to assist its franchisees in testing their hardware systems for Year 2000 compliance. The Company does not anticipate incurring significant costs related to assisting its franchisees in this manner.

FORWARD LOOKING STATEMENTS

            Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report constitute "forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements may be identified by the use of the terminology such as "may", "will", "expect", "anticipate", "intend", "designed", estimate", "should", or "continue" or the negatives of these words or other variations of these words or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ. Such factors include, among other things, the following: (1) Increased competition from other hair salon chains in the consumer marketplace could negatively affect sales volume at both franchised and company-owned salons, reducing revenue from the franchise and company-owned salons. (2) Increased competition for sites for new salons from hair care salons or other retail concepts could increase occupancy costs and other operating expenses. (3) The Company's growth plans could be adversely affected by changes in its relationship with Wal-Mart, including changes in Wal-Mart's marketing or business plans. (4) An inability to find qualified franchisees for new locations or the inability of franchisees to finance the construction of new salons could limit the Company's ability to grow. (5) Although the Company presently has no reason to believe it will occur, major beauty product vendors could cancel their distribution agreements with the Company thereby causing reductions in the sale of beauty products and the loss of those corresponding margins. (6) Litigation to protect trademarks or enforce franchise agreements is extremely expensive, even if the Company is victorious, and may have a material adverse effect on the Company's results of operations in any particular period.

         Due to the factors noted above and elsewhere in this quarterly report, the Company's future earnings and common stock price may be subject to volatility. Any shortfall in revenue or earnings from the levels anticipated could have a significant effect on the trading price of the Company's common stock in any given period.

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

This case is in the early pretrial stage. The Company, WCH, Inc. and We Care Hair Realty, Inc. have initiated an action in Illinois Federal District Court seeking to compel arbitration of the claims of the plaintiffs and are awaiting the Court's decision on their pending motion to compel arbitration. The co-defendants have initiated a separate action in Illinois Federal District Court also seeking to compel arbitration of the claims of the plaintiffs. By order dated September 25, 1997, the Federal District Court, in the co-defendants' action, compelled all non-Illinois plaintiffs to arbitrate their disputes with the co-defendants, and enjoined all non-Illinois plaintiffs from continuing the lawsuit against all defendants, including the Company, WCH, Inc. and We Care Hair Realty, Inc. The plaintiffs have appealed this ruling. In addition, on March 9, 1998, the Appellate Court of Illinois - Fifth District ordered the State Court proceeding to be transferred to the Circuit Court of Cook County, Illinois. The non-Illinois plaintiffs have filed a motion with the Circuit Court of Cook County, Illinois seeking discovery from all defendants. The Company and the co-defendants oppose this motion and have filed their own motion seeking to stay the Cook County, Illinois state court proceedings until the federal appeal has been determined. These motions are pending.



ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         On December 30, 1998, proxy statements were mailed to the holders of record of 3,983,269 shares of common stock to solicit proxies in connection with the Annual Meeting of Shareholders on January 26, 1999. Two proposals were submitted to a vote of shareholders, as follows:

(a) Election of Directors - the following Directors were nominated for re-election for terms of one year: Florence F. Francis, Frederick A. Huggins, Marcia J. Bystrom, David E. Emerson, Susan F. Goldstein, Richard
     H. King, and James L. Reissner. All directors were re-elected with the following votes:

             Florence F. Francis     3,506,557 FOR          226 Withheld
             Frederick A. Huggins    3,490,988 FOR       15,795 Withheld
             Marcia J. Bystrom       3,506,557 FOR          226 Withheld
             David E. Emerson        3,506,557 FOR          226 Withheld
             Susan F. Goldstein      3,506,557 FOR          226 Withheld
             Richard H. King         3,506,557 FOR          226 Withheld
             James L. Reissner       3,506,557 FOR          226 Withheld

(b) Ratification and Appointment of Independent Auditors - Ernst & Young LLP were auditors for the fiscal year ended September 24, 1998. The Company has appointed Ernst & Young LLP as auditors for the year ending September 30, 1999. The appointment of Ernst & Young as auditors for fiscal 1999 was ratified by a vote of shareholders with 3,495,959 shares voting yes, one share voting no, and 10,823 shares abstaining.

ITEM 5. OTHER INFORMATION

         On April 22, 1999, proxy statements were mailed to the holders of record of 3,990,769 shares of common stock to solicit proxies in connection with a Special Meeting of Shareholders on May 20, 1999. At this special meeting, the following proposal will be submitted to a vote of shareholders:

To consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger dated as of January 25, 1999 (the "Merger Agreement"), by and among The Barbers, Regis Corporation, a Minnesota corporation ("Regis"), and Regis Merger Sub, Inc., a Minnesota corporation and wholly-owned subsidiary of Regis ("Merger Sub").

Pursuant to the Merger Agreement,

         Merger Sub will merge with and into The Barbers, the separate existence of Merger Sub will cease, and The Barbers will become a wholly-owned subsidiary of Regis (the "Merger"), and

         Each outstanding share of common stock of The Barbers will be converted into the right to receive 1/2 of one share of common stock of Regis.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are included herein:

Exhibit
Number                   Description
------                   -----------

27              Financial Data Schedule

The Company did not file any reports on Form 8-K during the period covered by this report.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE BARBERS, HAIRSTYLING FOR MEN & WOMEN, INC.
                                      (Registrant)

Date: May 7, 1999                               By:  /s/ Frederick A. Huggins
                                                     ------------------------
                                                Frederick A. Huggins, Jr.
                                                President


                                                By:  /s/ J. Brent Hanson
                                                     -------------------
                                                J. Brent Hanson
                                                Chief Financial Officer